Form 10-Q
period 2000-06-30
DUKE ENERGY FIELD SERVICES LLC
filed 2000-09-18
CIK 1119811

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 2000                   COMMISSION FILE NUMBER O-31095

                        DUKE ENERGY FIELD SERVICES, LLC
             (Exact name of Registrant as Specified in its Charter)

                   DELAWARE                                      76-0632293
(State or Other Jurisdiction of Incorporation)       (IRS Employer Identification No.)

                           370 17TH STREET, SUITE 900
                             DENVER, COLORADO 80202
                    (Address of Principal Executive Offices)
                                   (Zip code)

                                  303-595-3331
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes          No    X
                       -------     -------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        DUKE ENERGY FIELD SERVICES, LLC
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000

                                     INDEX

ITEM                                                                 PAGE
----                                                                 ----
                      PART I. FINANCIAL INFORMATION
1.     Financial Statements........................................    1
          Consolidated Statements of Income and Comprehensive
          Income for the Three and Six Months Ended June 30, 1999
          and 2000.................................................    1
          Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 1999 and 2000.............................    2
          Consolidated Balance Sheets as of December 31, 1999 and
          June 30, 2000............................................    3
          Notes to Consolidated Financial Statements...............    4
       Management's Discussion and Analysis of Financial Condition
2.     and Results of Operations...................................   11
       Quantitative and Qualitative Disclosure about Market
3.     Risks.......................................................   19

                       PART II. OTHER INFORMATION
1.     Legal Proceedings...........................................   19
2.     Changes in Securities and Use of Proceeds...................   21
6.     Exhibits and Reports on Form 8-K............................   21
       Signatures..................................................   22

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

     Our reports, filings and other public announcements may from time to time contain statements that do not directly or exclusively relate to historical facts. Such statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as "may," "could," "project," "believe," "anticipate," "expect," "estimate," "potential," "plan," "forecast" and other similar words.

     All of such statements other than statements of historical facts, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.

     These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks include, but are not limited to, the following:

     - our ability to access the debt and equity markets, which will depend on general market conditions and our credit ratings for our debt obligations;

     - changes in laws and regulations, particularly with regard to taxes, safety and protection of the environment or the increased regulation of the gathering and processing industry;

     - the timing and extent of changes in commodity prices and demand for our services;

     - weather and other natural phenomena;

     - industry changes, including the impact of consolidations, and changes in competition; and

     - our ability to obtain required approvals for construction or modernization of gathering and processing facilities, and the timing of production from such facilities, which are dependent on the issuance by federal, state and municipal governments, or agencies thereof, of building, environmental and other permits, the availability of specialized contractors and work force and prices of and demand for products.

     - the effect of accounting policies issued periodically by accounting standard-setting bodies.

     In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        DUKE ENERGY FIELD SERVICES, LLC

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                          JUNE 30,                 JUNE 30,
                                                    ---------------------   -----------------------
                                                      1999        2000         1999         2000
                                                    --------   ----------   ----------   ----------
OPERATING REVENUES:
  Sales of natural gas and petroleum products.....  $562,264   $1,766,745   $  758,671   $3,017,843
  Sales of natural gas and petroleum products --
     affiliates...................................   165,464      360,613      274,209      524,980
  Transportation, storage and processing..........    43,644       44,397       71,015       79,470
  Transportation, storage and
     processing -- affiliates.....................     2,475          605        4,949        1,278
                                                    --------   ----------   ----------   ----------
          Total operating revenues................   773,847    2,172,360    1,108,844    3,623,571
                                                    --------   ----------   ----------   ----------
COSTS AND EXPENSES:
  Natural gas and petroleum products..............   616,323    1,743,096      873,071    2,995,865
  Natural gas and petroleum
     products -- affiliates.......................    27,457       93,430       43,239      119,172
  Operating and maintenance.......................    49,649       91,315       78,745      140,354
  Depreciation and amortization...................    35,977       67,265       56,006      105,359
  General and administrative......................    10,625       32,709       20,748       50,143
  General and administrative -- affiliates........     4,022        7,566       10,011       19,833
  Net (gain) loss on sale of assets...............        33           98           (9)         337
                                                    --------   ----------   ----------   ----------
          Total costs and expenses................   744,086    2,035,479    1,081,811    3,431,063
                                                    --------   ----------   ----------   ----------
OPERATING INCOME..................................    29,761      136,881       27,033      192,508
EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES...     6,989        7,948       10,275       14,707
                                                    --------   ----------   ----------   ----------
EARNINGS BEFORE INTEREST AND TAXES................    36,750      144,829       37,308      207,215
INTEREST EXPENSE:
  Interest expense (revenue)......................      (448)      45,374         (881)      45,366
  Interest expense (revenue) -- affiliates........    13,538           --       26,416       14,485
                                                    --------   ----------   ----------   ----------
          Total interest expense..................    13,090       45,374       25,535       59,851
                                                    --------   ----------   ----------   ----------
INCOME BEFORE INCOME TAXES........................    23,660       99,455       11,773      147,364
INCOME TAX EXPENSE (BENEFIT)......................     8,984        7,226        5,618     (306,765)
                                                    --------   ----------   ----------   ----------
NET INCOME........................................    14,676       92,229        6,155      454,129
OTHER COMPREHENSIVE INCOME, NET OF TAX............
  Foreign currency translation adjustment.........        62         (284)          61       (1,405)
                                                    --------   ----------   ----------   ----------
TOTAL COMPREHENSIVE INCOME                          $ 14,738   $   91,945   $    6,216   $  452,724
                                                    ========   ==========   ==========   ==========

                See Notes to Consolidated Financial Statements.

                        DUKE ENERGY FIELD SERVICES, LLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  SIX MONTHS ENDED,
                                                                       JUNE 30
                                                              --------------------------
                                                                 1999           2000
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $     6,155    $   454,129
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................       56,006        105,359
     Deferred income tax expense (benefit)..................       24,311       (308,230)
     Equity in earnings of unconsolidated affiliates........      (10,275)       (14,707)
     Loss (gain) on sale of assets..........................           (9)           337
  Net change in operating assets and liabilities net of
     effect of acquisitions:
     Accounts receivable....................................       (2,980)      (236,018)
     Inventories............................................        1,556        (39,532)
     Other current assets...................................       (1,482)        43,583
     Other non-current assets...............................        3,774         (2,232)
     Accounts payable.......................................       64,729        343,424
     Other current liabilities..............................       (8,612)        (7,155)
     Other long term liabilities............................       (2,018)       (14,215)
                                                              -----------    -----------
          Net cash provided by operating activities.........      131,155        324,743
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions and other capital expenditures...............   (1,519,053)      (214,269)
  Investment expenditures...................................      (34,187)        (1,327)
  Investment distributions..................................        9,939         12,093
  Proceeds from sales of assets.............................          225         14,220
                                                              -----------    -----------
          Net cash used in investing activities.............   (1,543,076)      (189,283)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in advances -- parents.......................    1,369,761         25,370
  Distributions to parents..................................           --     (2,744,319)
  Proceeds from issuing debt................................       47,857      2,790,900
  Payment of debt...........................................       (5,488)      (205,610)
                                                              -----------    -----------
          Net cash provided by (used in) financing
             activities.....................................    1,412,130       (133,659)
                                                              -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS:..................          209          1,801
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............          168            792
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $       377    $     2,593
                                                              ===========    ===========

                See Notes to Consolidated Financial Statements.

                        DUKE ENERGY FIELD SERVICES, LLC

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              DECEMBER 31,     JUNE 30,
                                                                  1999           2000
                                                              ------------    ----------
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $      792     $    2,593
  Accounts receivable:
     Customers, net.........................................      370,139        722,451
     Affiliates.............................................       63,927        157,606
     Other..................................................       30,067         41,448
  Inventories...............................................       38,701         52,566
  Notes receivable..........................................       13,050          6,502
  Other.....................................................        1,580          3,111
                                                               ----------     ----------
          Total current assets..............................      518,256        986,277
                                                               ----------     ----------
PROPERTY, PLANT AND EQUIPMENT, NET..........................    2,409,385      4,441,160
INVESTMENT IN AFFILIATES....................................      343,835        276,443
INTANGIBLE ASSETS:
  Natural gas liquids sales contracts, net..................      102,382        101,970
  Goodwill, net.............................................       85,846         84,735
                                                               ----------     ----------
          Total intangible assets...........................      188,228        186,705
                                                               ----------     ----------
OTHER NONCURRENT ASSETS                                            12,131         85,202
                                                               ----------     ----------
          TOTAL ASSETS......................................   $3,471,835     $5,975,787
                                                               ==========     ==========

                                 LIABILITIES AND EQUITY
CURRENT LIABILITIES:
  Accounts payable:
     Trade..................................................   $  353,977     $  790,865
     Affiliates.............................................       62,370         68,423
     Other..................................................       33,858         40,599
  Short-term debt...........................................           --        597,726
  Accrued taxes other than income...........................       15,653         17,693
  Advances, net.............................................    1,579,475         80,879
  Notes payable -- affiliates...............................      588,880             --
  Other.....................................................        6,372         31,904
                                                               ----------     ----------
          Total current liabilities.........................    2,640,585      1,628,089
                                                               ----------     ----------
DEFERRED INCOME TAXES.......................................      308,308             --
NOTE PAYABLE TO PARENT......................................      101,600             --
LONG-TERM DEBT..............................................           --      1,987,564
OTHER LONG TERM LIABILITIES.................................       34,871         38,923
COMMITMENTS AND CONTINGENT LIABILITIES
EQUITY:
  Common stock..............................................            1             --
  Paid-in capital...........................................      213,091             --
  Members' interest.........................................           --      1,695,108
  Retained earnings.........................................      173,091        627,220
  Other comprehensive income (loss).........................          288         (1,117)
                                                               ----------     ----------
          Total equity......................................      386,471      2,321,211
                                                               ----------     ----------
TOTAL LIABILITIES AND EQUITY................................   $3,471,835     $5,975,787
                                                               ==========     ==========

                See Notes to Consolidated Financial Statements.

                        DUKE ENERGY FIELD SERVICES, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. GENERAL

     Duke Energy Field Services, LLC (with its consolidated subsidiaries, "the Company" or "Field Services LLC") operates in the midstream natural gas gathering, marketing and natural gas liquids industries. The Company operates in the two principal segments of the midstream natural gas industry of (1) natural gas gathering, processing, transportation, marketing and storage; and (2) natural gas liquids (NGLs) fractionation, transportation, marketing and trading.

     Effective March 31, 2000, and in connection with the Combination (see Note
2), Duke Energy Field Services, Inc. (DEFS Inc.) was converted to a limited liability company and contributed to the Company as a wholly-owned subsidiary by Duke Energy Corporation (Duke Energy). Also on March 31, 2000, Duke Energy contributed Duke Energy Field Services Canada, Ltd. (DEFSCL) to Field Services LLC. As a result of these contributions to the Company, the June 30, 2000 financial statements are reflected as consolidated.

     The interim consolidated financial statements presented herein include the accounts of all majority owned Subsidiaries and should be read in conjunction with the 1999 combined financial statements and notes thereto of Duke Energy Field Services, LLC and Affiliates. In the opinion of management, all adjustments necessary for a fair presentation of the results for the unaudited interim periods have been made. Except as explicitly noted, these adjustments consist solely of normal recurring accruals.

2. COMBINATION

     On March 31, 2000, the natural gas gathering, processing and NGL assets, operations, and subsidiaries of Duke Energy were contributed to Field Services LLC. In connection with the contribution of assets and subsidiaries at March 31, 2000, notes and advances payable to Duke Energy were eliminated and contributed to equity. Also on March 31, 2000, Phillips Petroleum Company (Phillips) contributed its midstream natural gas gathering, processing and NGL operations to Field Services LLC. This contribution and Duke Energy's contribution to Field Services LLC are referred to as the "Combination." In connection with the Combination, the Company made one-time distributions to Phillips of $1,219.8 million and to Duke Energy of $1,524.5 million. In exchange for the contributions, and after the one-time distributions, Duke Energy received a 69.7% member interest in Field Services LLC, with Phillips holding the remaining 30.3% member interest.

     The Combination has been accounted for as a purchase business combination in accordance with Accounting Principles Board Opinion (APB) No. 16 "Accounting for Business Combinations". The Phillips assets, net of liabilities, have been valued at $1,919.8 million. Following is a summary of the preliminary allocation of purchase price (in millions):

Property, plant and equipment...............................  $1,878.4
Other assets, net...........................................      41.4
                                                              --------
          Total purchase price..............................  $1,919.8
                                                              ========

     The purchase price has not yet been fully allocated to the individual assets and liabilities acquired. No goodwill has been recorded as a result of the preliminary allocation.

     Working Capital Adjustments -- In connection with the Combination, Duke Energy and Phillips each were to make contributions to Field Services LLC, or receive distributions from Field Services LLC so that each of Duke Energy and Phillips would have contributed to Field Services LLC net working capital positions equal to zero as of March 31, 2000. As of June 30, 2000, Field Services LLC had advances

                        DUKE ENERGY FIELD SERVICES, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

payable to Duke Energy and Phillips of $80.9 million representing distributions payable to net the working capital positions as of March 31, 2000.

     Pro Forma Disclosures -- Revenues for the six months ended June 30, 1999 and 2000, on a pro forma basis would have increased $618.0 million and $542.4 million, respectively, and net income for the six months ended June 30, 1999 and 2000, on a pro forma basis would have decreased by $15.6 million and increased by $65.7 million, respectively, if the acquisition of the Phillips midstream business had occurred at the beginning of the period presented.

     TEPPCO General Partner Interest -- On March 31, 2000, and in connection with the Combination, Duke Energy contributed the general partner interest of TEPPCO Partners L.P. (TEPPCO) to Field Services LLC. In connection with the contribution of the general partner interest in TEPPCO, the Company recorded an investment in TEPPCO of $1.4 million and increased stockholders' equity by $1.4 million.

     TEPPCO is a publicly traded limited partnership that owns and operates a network of pipelines for refined products and crude oil. The general partner is responsible for the management and operations of TEPPCO. Through the ownership of the general partner of TEPPCO, Field Services LLC has the right to receive from TEPPCO incentive cash distributions in addition to a 2% share of distributions based on the general partner interest. At TEPPCO's 1999 per unit distribution level, the general partner received approximately 14% of the cash distributed by TEPPCO to its partners. Due to the general partner's share of unit distributions and control exercised through its management of the partnership, the Company's investment in TEPPCO is accounted for under the equity method.

3. INCOME TAXES

     At March 31, 2000 the Company converted to a limited liability company which is a pass-through entity for income tax purposes. As a result, substantially all of the existing net deferred tax liability of $327 million was eliminated with a corresponding income tax benefit recorded. Income taxes on a go forward basis will consist primarily of miscellaneous state, local and foreign taxes.

4. ACQUISITIONS

     Union Pacific Fuels, Inc. -- On March 31, 1999, the Company acquired the assets and assumed certain liabilities of Union Pacific Fuels, Inc. (UP Fuels), a wholly-owned subsidiary of Union Pacific Resources Corporation, for a total purchase price of $1,359 million. The acquisition was accounted for under the purchase method of accounting, and the assets and liabilities and results of operations of UP Fuels have been consolidated in the Company's financial statements since the date of purchase. Revenues and net income for the six months ended June 30, 1999 on a pro forma basis would have increased $298 million and $3.4 million respectively, if the acquisition of UP Fuels had occurred on January 1, 1999. In connection with the acquisition $77.6 million of goodwill was recorded and is being amortized over twenty years, its useful life.

     Conoco and Mitchell Assets -- On March 31, 2000, Field Services LLC acquired gathering and processing facilities located in central Oklahoma from Conoco, Inc. and Mitchell Energy & Development Corp. Field Services LLC paid cash of $99.5 million, and exchanged its interests in certain gathering and marketing joint ventures located in southeast Texas having a total fair value of $42.0 million as consideration for these facilities. A $3.9 million gain was recorded in connection with the exchange.

                        DUKE ENERGY FIELD SERVICES, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

5. AGREEMENTS AND TRANSACTIONS WITH DUKE ENERGY

     Services Agreement with Duke Energy -- Effective with the Combination, the Company entered into a services agreement with Duke Energy ("the Duke Energy Services Agreement"). Under the Duke Energy Services Agreement, Duke Energy will provide the Company with various staff and support services, including information technology products and services, payroll, employee benefits, corporate insurance, cash management, ad valorem taxes, treasury and legal functions and shareholder services. These services will be priced on the basis of a monthly charge approximating market prices. The Duke Energy Services Agreement expires on December 31, 2000, but is expected to be renewed for 2001.

     Transactions between Duke Energy and the Company -- Through June 30, 2000, the Company has conducted a series of transactions with Duke Energy. The Company has sold a portion of its residue gas and NGLs to, purchased raw natural gas and other petroleum products from, and provided gathering and transportation services to Duke Energy and its subsidiaries at contractual prices that have approximated market prices in the ordinary course of the Company's business. The Company anticipates continuing to purchase and sell these commodities and provide these services to Duke Energy in the ordinary course of business.

6. AGREEMENTS AND TRANSACTIONS WITH PHILLIPS

     Services Agreement with Phillips -- Effective with the Combination, the Company entered into a services agreement with Phillips ("the Phillips Services Agreement"). Under the Phillips Services Agreement, Phillips will provide the Company with various staff and support services, including information technology products and services, cash management, real estate and property tax services. These services will be priced on a basis of a monthly charge equal to Phillips' fully-burdened cost of providing the services. The Phillips Services Agreement expires on December 31, 2000, but is expected to be extended through March 31, 2001.

     Long-Term NGLs Purchases Contract with Phillips -- In connection with the Combination, the Company has agreed to maintain the NGL Output Purchase and Sale Agreement ("Phillips NGL Agreement") between Phillips and the midstream natural gas assets that were contributed by Phillips to the Company in the Combination. Under the Phillips NGL Agreement, Phillips 66 Company, a wholly-owned subsidiary of Phillips, has the right to purchase at index-based prices substantially all NGLs produced by the processing plants which were acquired by Field Services LLC from Phillips in the Combination. The Phillips NGL Agreement also grants Phillips 66 Company the right to purchase at index-based prices certain quantities of NGLs produced at processing plants that are acquired and/or constructed by the Company in the future in various counties in the Mid-Continent and Permian Basin regions, and the Austin Chalk area. The primary term of the agreement is effective until December 31, 2014.

     Transactions between Phillips and the Midstream Business Acquired from Phillips -- Through March 31, 2000, the Phillips' businesses (the "Phillips Combined Subsidiaries") that owned the midstream natural gas assets that were contributed to the Company in the Combination had conducted a series of transactions with Phillips in which the Phillips Combined Subsidiaries sold a portion of their residue gas and other by-products to Phillips at contractual prices that approximated market prices. In addition, Phillips Combined Subsidiaries purchased raw natural gas from Phillips at contractual prices that have approximated market prices. The Company is continuing these transactions in the ordinary course of business.

                        DUKE ENERGY FIELD SERVICES, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

7. FINANCING

     Credit Facility with Financial Institutions -- In March 2000, Field Services LLC entered into a $2,800 million credit facility with several financial institutions. The credit facility is used to support a commercial paper program for short-term financing requirements. In April 2000, Field Services LLC borrowed $2,790.9 million in the commercial paper market to fund one-time cash distributions of $1,524.5 million to Duke Energy, and $1,219.8 million to Phillips, and to meet working capital requirements. The credit facility matures on March 30, 2001, and bears interest at a rate equal to, at Field Services LLC's option, either (1) the London Interbank Offered Rate (LIBOR) plus .50% per year for the first 90 days following March 31, 2000 and LIBOR plus .625% per year thereafter, or (2) the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus .50% per year. The Company reduced the size of the facility to $2,500 million effective August 10, 2000 and to 1,000 million effective August 17, 2000, due to the August 2000 issuance of preferred members' interest and debt securities.

     Debt Securities -- In August 2000, the Company registered and issued the following series of unsecured debt securities:

PRINCIPAL   INTEREST
 ($000S)      RATE        DUE DATE
---------   --------      --------
$600,000    7 1/2%     August 16, 2005
$800,000    7 7/8%     August 16, 2010
$300,000    8 1/8%     August 16, 2030

     The notes mature and become due and payable on the respective due dates, and are not subject to any sinking fund provisions. Interest will be payable semiannually. The notes are redeemable at the option of the Company. The Company used the proceeds from the issuance of the debt securities to repay short-term debt.

     Preferred Financing -- In August 2000, the Company issued $300 million of preferred member interests to affiliates of Duke Energy and Phillips. The proceeds from this financing were used to repay a portion of our outstanding commercial paper. The preferred member interests are entitled to cumulative preferential distributions of 9.5% per annum payable, unless deferred, semi-annually. The Company has the right to defer payments of preferential distributions on the preferred member interests, other than certain tax distributions, at any time and from time to time, for up to 10 consecutive semi-annual periods. Deferred preferred distributions will accrue additional amounts based on the preferential distribution rate (plus 0.5% per annum) to the date of payment. The preferred member interests, together with all accrued and unpaid preferential distributions, must be redeemed and paid on the earlier of the thirtieth anniversary date of issuance and consummation of an initial public offering of equity securities.

8. RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

     Historically, the Company's commodity price risk management program had been directed by Duke Energy under its centralized program for controlling, managing and coordinating its management of risks. During the six months ended June 30, 1999, and the three months ended March 31, 2000, the Company recorded a hedging gain of $4.4 million and a hedging loss of $46.7 million, respectively, under Duke Energy's centralized program. As of March 31, 2000, the commodity positions then held under the Duke Energy centralized program were transferred to Duke Energy.

     Effective April 1, 2000, the Company began directing its risk management activities, including commodity price risk for market fluctuations in the price of NGLs, independently of Duke Energy. The Company uses commodity-based derivative contracts to reduce the risk in the Company's overall earnings and cash flow with the primary goals of: (1) maintaining minimum cash flow to fund debt service,

                        DUKE ENERGY FIELD SERVICES, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

dividends and maintenance type capital projects; and (2) avoiding disruption of the Company's growth capital and value creation process. The Company has implemented a risk management policy that provides guidelines for entering into contractual arrangements to manage commodity price exposure. Swaps and options are used to manage and hedge prices related to these market exposures. During the three months ended June 30, 2000, the Company recorded a hedging loss of $12.5 million under the Company's self-directed risk management program.

     Interest Rate Derivatives -- In the second and third quarter of 2000, the Company entered into treasury rate locks and interest rate swaps to reduce the Company's exposure to market fluctuations in the interest rates related to the debt securities that were issued in August 2000. The Company's interest rate exposure resulted from changes in interest rates between the date that the Company decided to sell debt securities and the date the debt securities were actually sold.

     The net settlement loss of $13.4 million related to these interest rate derivatives is being recognized over the estimated life of the debt securities. At June 30, 2000, the absolute notional contract quantity of interest rate derivatives held for purposes of hedging the effective interest rates of the long-term financing was $1,150.0 million.

9. COMMITMENTS AND CONTINGENT LIABILITIES

     The midstream natural gas industry has seen an increase in the number of class action lawsuits involving royalty disputes, mismeasurement and mispayment allegations. Although the industry has seen these types of cases before, they were typically brought by a single plaintiff or small group of plaintiffs. Many of these cases are now being brought as class actions. The Company and its subsidiaries are currently named as defendants in certain of these cases. Management believes the Company and its subsidiaries have meritorious defenses to these cases, and therefore will continue to defend them vigorously. However, these class actions can be costly and time consuming to defend.

     A judgment has been entered in the case of Chevron U.S.A., Inc. versus GPM Gas Corporation (GPM), a wholly owned subsidiary of Field Services LLC, upholding and construing most favored nations clauses in three 1961 West Texas gas purchase contracts. Although a federal district court decided that GPM owes Chevron damages in the amount of $13.2 million through July 31, 1998, plus 6 percent interest from that date and attorneys' fees in the amount of $.3 million, GPM has appealed the judgment to the U.S. Court of Appeals for the Fifth Circuit.

     Where appropriate, the Company has made accruals in accordance with Statement of Accounting Standards No. 5, "Accounting for Contingencies," to provide for such matters. Management believes that the final deposition of these proceedings will not have a material adverse effect on the consolidated results of operations or financial position.

10. STOCK-BASED COMPENSATION, PENSION AND OTHER BENEFITS

     Effective March 31, 2000, participation by the Company's employees in Duke Energy's non-contributory trustee pension plan and employee savings plan were terminated. Effective April 1, 2000, the Company's employees began participation in the Company's employee savings plan, in which the Company contributes 4% of each eligible employee's qualified wages. Additionally, the Company matches employees' contributions to the plan up to 6% of qualified wages.

                        DUKE ENERGY FIELD SERVICES, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

11. BUSINESS SEGMENTS

     The Company operates in two principal business segments as follows: (1) natural gas gathering, processing, transportation, marketing and storage, and
(2) NGL fractionation, transportation, marketing and trading. These segments are monitored separately by management for performance against its internal forecast and are consistent with the Company's internal financial reporting. These segments have been identified based on the differing products and services, regulatory environment and the expertise required for these operations. Margin, earnings before interest, taxes, depreciation and amortization (EBITDA) and earnings before interest and taxes (EBIT) are the performance measures utilized by management to monitor the business of each segment. The accounting policies for the segments are the same as those described in Note 1. Foreign operations are not material and are therefore not separately identified.

     The following table sets forth the Company's segment information.

                                                 FOR THE THREE MONTH        FOR THE SIX MONTH
                                                    PERIODS ENDED             PERIODS ENDED
                                                      JUNE 30,                  JUNE 30,
                                               -----------------------   -----------------------
                                                  1999         2000         1999         2000
                                               ----------   ----------   ----------   ----------
                                                                (IN THOUSANDS)
Operating revenues:
  Natural gas................................  $  539,456   $1,675,793   $  847,782   $2,575,007
  NGLs.......................................     323,460      820,051      396,042    1,618,867
  Intersegment(a)............................     (89,069)    (323,484)    (134,980)    (570,303)
                                               ----------   ----------   ----------   ----------
          Total operating revenues...........     773,847    2,172,360    1,108,844    3,623,571
                                               ----------   ----------   ----------   ----------
Margin:
  Natural gas................................     122,654      323,225      184,365      471,081
  NGLs.......................................       7,413       12,609        8,169       37,453
                                               ----------   ----------   ----------   ----------
          Total margin.......................     130,067      335,834      192,534      508,534
                                               ----------   ----------   ----------   ----------
Other operating costs:
  Natural gas................................      49,136       90,787       78,176      139,516
  NGLs.......................................         546          626          560        1,175
  Corporate..................................      14,647       40,275       30,759       69,976
                                               ----------   ----------   ----------   ----------
          Total other operating costs........      64,329      131,688      109,495      210,667
                                               ----------   ----------   ----------   ----------
Equity in earnings of unconsolidated
  affiliates:
  Natural Gas................................       6,989        7,374       10,275       13,888
  NGLs.......................................                      574                       819
                                               ----------   ----------   ----------   ----------
          Total equity in earnings of
            unconsolidated affiliates........       6,989        7,948       10,275       14,707
                                               ----------   ----------   ----------   ----------
EBITDA(b):
  Natural gas................................      80,507      239,812      116,464      345,453
  NGLs.......................................       6,867       12,557        7,609       37,097
  Corporate..................................     (14,647)     (40,275)     (30,759)     (69,976)
                                               ----------   ----------   ----------   ----------
          Total EBITDA.......................      72,727      212,094       93,314      312,574
                                               ----------   ----------   ----------   ----------

                        DUKE ENERGY FIELD SERVICES, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                                 FOR THE THREE MONTH        FOR THE SIX MONTH
                                                    PERIODS ENDED             PERIODS ENDED
                                                      JUNE 30,                  JUNE 30,
                                               -----------------------   -----------------------
                                                  1999         2000         1999         2000
                                               ----------   ----------   ----------   ----------
                                                                (IN THOUSANDS)
Depreciation and amortization:
  Natural gas................................      34,156       63,442       53,612       97,667
  NGLs.......................................       1,249        3,085        1,249        6,112
  Corporate..................................         572          738        1,145        1,580
                                               ----------   ----------   ----------   ----------
          Total depreciation and
            amortization.....................      35,977       67,265       56,006      105,359
                                               ----------   ----------   ----------   ----------
EBIT(b):
  Natural gas................................      46,351      176,370       62,852      247,786
  NGLs.......................................       5,618        9,472        6,360       30,985
  Corporate..................................     (15,219)     (41,013)     (31,904)     (71,556)
                                               ----------   ----------   ----------   ----------
          Total EBIT.........................      36,750      144,829       37,308      207,215
                                               ----------   ----------   ----------   ----------

Corporate interest expense...................      13,090       45,374       25,535       59,851
                                               ----------   ----------   ----------   ----------
Income before income taxes:
  Natural gas................................      46,351      187,355       62,852      258,771
  NGLs.......................................       5,618       (1,513)       6,360       20,000
  Corporate..................................     (28,309)     (86,387)     (57,439)    (131,407)
                                               ----------   ----------   ----------   ----------
          Total income before income taxes...  $   23,660   $   99,455   $   11,773   $  147,364
                                               ==========   ==========   ==========   ==========

                                                                        AS OF
                                                              -------------------------
                                                              DECEMBER 31,    JUNE 30,
                                                                  1999          2000
                                                              ------------   ----------
                                                                   (IN THOUSANDS)
Total assets:
  Natural gas...............................................   $2,754,447    $4,833,083
  NGLs......................................................      225,702       197,624
  Corporate(c)..............................................      491,686       945,080
                                                               ----------    ----------
          Total assets......................................   $$3,471,835   $5,975,787
                                                               ==========    ==========

---------------

(a) Intersegment sales represent sales of NGLs from the natural gas segment to the NGLs segment at either index prices or weighted average prices of NGLs. Both measures of intersegment sales are effectively based on current economic market conditions.

(b) EBITDA consists of income from continuing operations before interest expense, income tax expense, and depreciation and amortization expense, less interest income. EBIT is EBITDA less depreciation and amortization. These measures are not a measurement presented in accordance with generally accepted accounting principles. You should not consider them in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of our profitability or liquidity. The measures are included as a supplemental disclosure because it may provide useful information regarding our ability to service debt and to fund capital expenditures. However, not all EBITDA or EBIT may be available to service debt.

(c) Includes items such as unallocated working capital, intercompany accounts and intangible and other assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion details the material factors that affected our historical and pro forma financial condition and results of operations during the three months and six months ended June 30, 2000 and 1999. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report.

     Duke Energy Field Services, LLC was recently formed to hold the combined North American midstream natural gas gathering, processing, marketing and natural gas liquids business of Duke Energy Corporation and Phillips Petroleum Company. The transaction in which those businesses were combined on March 31, 2000 is referred to as the "Combination." In this report, the terms "we," "us" and "our" refer to Duke Energy Field Services, LLC and our subsidiaries giving effect to the Combination and related transactions.

     From a financial reporting perspective, we are the successor to Duke Energy's North American midstream natural gas business. The subsidiaries of Duke Energy that conducted this business were contributed to us immediately prior to the Combination. For periods prior to the Combination Duke Energy Field Services and these subsidiaries of Duke Energy are collectively referred to herein as the "Predecessor Company." The historical financial statements and discussion of our business contained in this section for periods ending on or prior to March 31, 2000 relates solely to the Predecessor Company on an historical basis and does not give effect to the Combination, the transfer to our company of additional midstream natural gas assets acquired by Duke Energy or Phillips prior to consummation of the Combination or the transfer to our company of the general partner of TEPPCO Partners, L.P. from Duke Energy.

OVERVIEW

     The Company operates in the two principal business segments of the midstream natural gas industry:

     - natural gas gathering, processing, transportation and storage, from which we generate revenues primarily by providing services such as compression, treating and gathering, processing, local fractionation, transportation of residue gas, storage and marketing.

     - Natural gas liquids ("NGLs") fractionation, transportation, marketing and trading, from which we generate revenues from transportation fees, market center fractionation and the marketing and trading of NGLs.

     The Company's limited liability company agreement limits the scope of our business to the midstream natural gas industry in the United States and Canada, the marketing of NGLs in Mexico and the transportation, marketing and storage of other petroleum products, unless otherwise approved by the Company's board of directors. This limitation in scope is not currently expected to materially impact the results of the Company's operations.

     EFFECTS OF COMMODITY PRICES

     During the three months and six months ended June 30, 2000, the weighted average NGL price (based on index prices from the Mont Belvieu and Conway market hubs that are weighted by our component and location mix) was approximately $.50 and $.49 per gallon, respectively. In the near-term, we expect NGL prices to generally follow changes in crude oil prices, which we believe will in large part be determined by the level of production from major crude oil exporting countries and the demand generated by growth in the world economy. In contrast, we believe that future natural gas prices will be influenced by supply deliverability, the severity of winter weather and the level of U.S. economic growth. We believe that weather will be the strongest determinant of near-term natural gas prices. Recent price increases in crude oil, NGLs and natural gas have spurred increased natural gas drilling activity. For example, the number of actively drilling rigs in North America has increased by approximately 57% from approximately 745 in June 1999 to more than 1,165 in June 2000. This drilling activity increase is expected to have a positive effect on natural gas volumes gathered and processed in the near term.

THE COMBINATION

     On March 31, 2000, we combined the gas gathering, processing, marketing and NGLs businesses of Duke Energy and Phillips (the "Combination"). In connection with the Combination, Duke Energy and Phillips transferred all of their respective interests in their subsidiaries that conducted their midstream natural gas business to us. In connection with the Combination, Duke Energy and Phillips also transferred to us additional midstream natural gas assets acquired by Duke Energy or Phillips prior to consummation of the Combination, including Mid-Continent gathering and processing assets of Conoco, Inc. and Mitchell Energy & Development Corp. The acquisition of the Conoco/Mitchell assets is significant in that the assets acquired lie adjacent to and between our current assets, providing future integration opportunities. In addition, concurrently with the Combination, we obtained by transfer from Duke Energy the general partner interest of TEPPCO. In exchange for their asset contribution, Phillips received 30.3% of the member interests in our company, with Duke Energy holding the remaining 69.7% of the outstanding member interests in our company. In connection with the closing of the Combination, we borrowed approximately $2.8 billion in the commercial paper market and made one-time cash distributions (including reimbursements for acquisitions) of approximately $1.5 billion to Duke Energy and approximately $1.2 billion to Phillips. The Combination was accounted for as a purchase of the Phillips midstream natural gas business.

     The Combination was accounted for as a purchase business combination in accordance with Accounting Principles Board Opinion (APB) No. 16, "Accounting for Business Combinations." The Predecessor Company was the acquiror of Phillips' midstream natural gas business in the Combination. The purchase price allocation associated with the Phillips assets is preliminary. The effect of any purchase price adjustments is not expected to have a material effect on our operating results, liquidity or financial condition.

HISTORICAL RESULTS OF OPERATIONS

     The following is a discussion of our historical results of operations. The discussion for periods ending on or prior to March 31, 2000 relates solely to the Predecessor Company and does not give effect to the Combination, the transfer to our company of additional midstream natural assets acquired by Duke Energy or Phillips prior to consummation of the Combination or the transfer to our company of the general partner interest of TEPPCO from Duke Energy.

  THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30,
  1999

     Operating Revenues. Operating revenues increased $1,398.6 million, or 181%, from $773.8 million to $2,172.4 million. Operating revenues from the sale of natural gas and petroleum products accounted for $2,127.4 million of the total and $1,399.6 million of the increase. Of this increase, approximately $600.1 million is related to the addition of the Phillips' midstream natural gas business to our operations in the Combination on March 31, 2000. NGL production during the second quarter increased 189,000 barrels per day, or 88%, from 214,000 barrels per day to 403,000 barrels per day. The primary cause of this addition is the Phillips' midstream natural gas business.

     Commodity prices also contributed to higher revenues. Weighted average NGL prices, based on our component product mix, were approximately $.17 per gallon higher and natural gas prices were approximately $1.31 per million Btus higher for the second quarter. These price increases yielded average prices of $.47 per gallon and $3.46 per million Btus, respectively, as compared with $.30 per gallon and $2.15 per million Btus for the second quarter of 1999. Revenues associated with gathering, transportation, storage, processing fees and other decreased $1.1 million, or 2%, from $46.1 million to $45.1 million, mainly as a result of the Union Pacific Fuels acquisition. A $12.5 million hedging loss in the second quarter of 2000 partially offset operating revenue increases. See
"-- Quantitative and Qualitative Disclosure About Market Risks."

     Costs and Expenses. Costs of natural gas and petroleum products increased $1,192.7 million, or 185%, from $643.8 million to $1,836.5 million. This increase was due to the addition of the Phillips' midstream natural gas business in the Combination (approximately $450.4), the interaction of our natural gas and NGL purchase contracts with higher commodity prices and increased trading and marketing activity.

     Operating and maintenance expenses increased $41.7 million, or 84%, from $49.6 million to $91.3 million. Of this increase, approximately $41 million is related to the addition of the Phillips' midstream natural gas business. General and administrative expenses increased $25.7 million, or 176%, from $14.6 million to $40.3 million. Of this increase, $7.2 million was due to increased allocated corporate overhead from Duke Energy as a result of our company's growth. The remainder was associated with increased activity resulting from the addition of the Phillips' midstream natural gas business in the Combination and increased fiscal year 2000 incentive compensation accruals.

     Depreciation and amortization increased $31.3 million, or 87%, from $36.0 million to $67.3 million. Of this increase, $26.1 million was due to the addition of the Phillips' midstream natural gas business in the Combination. The remainder was due to ongoing capital expenditures for well connections, facility maintenance/enhancements and acquisitions.

     Equity Earnings. Equity earnings of unconsolidated affiliates increased $.9 million, or 13%, from $7.0 million to $7.9 million. This increase was largely due to the acquisition of the general partnership interest in TEPPCO as of March 31, 2000, partially offset by the divestiture of certain joint venture interests in the Conoco/Mitchell transaction.

     Interest. Interest expense increased $32.3 million, or 247%, from $13.1 million to $45.4 million. This increase is primarily the result of issuance of commercial paper to fund the distribution paid to Duke Energy and Phillips in the Combination.

     Income Taxes. At March 31, 2000, the Predecessor Company converted to a limited liability company which is a pass-through entity for income tax purposes. As a result, substantially all of the Predecessor Company's existing net deferred tax liability $327 million was eliminated and a corresponding income tax benefit was recorded.

     Net Income. Net income increased $77.5 million from $14.7 million to $92.2 million. This increase was largely the result of tax benefit recognition discussed above, the addition of the Phillips' midstream natural gas business in the Combination and higher average NGL prices. The benefit of higher NGL prices was partially offset by higher natural gas prices. A $12.5 million pre-tax loss from hedging activities experienced during the second quarter of 2000 partially offset the increase.

     EBITDA. In addition to the generally accepted accounting principles (GAAP) measures described above, we also use the non-GAAP measure of EBITDA. EBITDA is a measure used to provide information regarding our ability to cover fixed charges such as interest, taxes, dividends and capital expenditures. In addition, EBITDA provides a comparable measure to evaluate our performance relative to that of our competitors by eliminating the capitalization structure and depreciation charges, which may vary significantly within our industry. Although the GAAP financial statement measure of net income or loss, in total and by segment, is indicative of our profitability, net income does not necessarily reflect our ability to fund our fixed charges on a periodic basis. We therefore use GAAP and non-GAAP measures in evaluating our overall performance as well as that of our related segments. In addition, we use both types of measures to evaluate our performance relative to other companies within our industry.

     EBITDA for the natural gas gathering, processing, transportation and storage segment increased $170.3 million from $80.5 million to $250.8 million. Of this increase, approximately $113.6 million was due to the addition of the Phillips' midstream natural gas business in the Combination, approximately $67.5 million was due to a $.18 per gallon increase in average NGL prices. Additional increases were attributable to the Conoco/Mitchell transaction and the acquisition of the general partnership interest in TEPPCO as of March 31, 2000. These benefits were offset by a $12.9 million decrease from hedging activities ($12.5 million loss in second quarter 2000 compared to a $.4 million gain in the comparable period of 1999) and approximately $10 million due to a $1.31 million Btu increase in natural gas prices.

  SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

     Operating Revenues. Operating revenues increased $2,514.8 million, or 227% from $1,108.8 million to $3,623.6 million. Operating revenues from the sale of natural gas and petroleum products accounted for $3,542.8 million of the total and $2,509.9 million of the increase. Of this increase, approximately $600.1 million is related to the addition of the Phillips' midstream natural gas business to our operations in the Combination on March 31, 2000, and approximately $425 million is related to the March 31, 1999 acquisition of Union Pacific Fuels. Increased NGL trading and marketing activity also contributed to the increase. NGL production during the six months ended June 30, 2000 increased 155,200 barrels per day, or 96%, from 161,100 barrels per day to 316,300 barrels per day, and natural gas transported and/or processed increased 2.6 trillion Btus per day, or 59%, from 4.4 trillion Btus per day to 7.0 trillion Btus. Of the 155,200 barrels per day increase, the addition of the Phillips' midstream natural gas business in the Combination contributed approximately 82,900 barrels per day, and the Union Pacific Fuels acquisition contributed approximately 50,300 barrels per day. The combination of our Wilcox plant expansion, completion of our Mobile Bay Plant and the acquisition of Koch's South Texas assets accounted for the remainder of the increase. Of the 2.6 trillion Btus per day increase, the addition of the Phillips' midstream natural gas business in the Combination contributed approximately 1.0 trillion Btus per day, and the Union Pacific Fuels acquisition contributed approximately 1.0 trillion Btus per day. The combination of other acquisitions, plant expansions and completions accounted for the balance of the increase.

     Commodity prices significantly contributed to higher revenues. Weighted average NGL prices, based on our component product mix, were approximately $.20 per gallon higher and natural gas prices were approximately $1.04 per million Btus higher for the first six months of 2000. These price increases yielded average prices of $.49 per gallon of NGLs and $2.99 per million Btus of natural gas, respectively, as compared with $.29 per gallon and $1.95 per million Btus for the first six months of 1999. Revenues associated with gathering, transportation, storage, processing fees and other increased $4.7 million, or 6%, from $76.0 million to $80.7 million, mainly as a result of the Union Pacific Fuels acquisition. A $59.2 million hedging loss in the first six months of 2000 partially offset total operating revenue increases. See "Item 3. -- Quantitative and Qualitative Disclosure About Market Risks."

     Costs and Expenses. Costs of natural gas and petroleum products increased $2,198.7 million, or 240%, from $916.3 million to $3,115 million. This increase was due to the addition of the Phillips' midstream natural gas business in the Combination (approximately $450.4 million), the Union Pacific Fuels acquisition (approximately $340 million), and the interaction of our natural gas and NGL purchase contracts with higher commodity prices and increased trading and marketing activity.

     Operating and maintenance expenses increased $61.7 million, or 78%, from $78.7 million to $140.4 million. Of this increase, approximately $41 million is related to the addition of the Phillips' midstream natural gas business in the Combination and approximately $13 million is related to the Union Pacific Fuels acquisition. General and administrative expenses increased $39.2 million, or 127%, from $30.8 million to $70 million. Of this increase, $12.3 million was due to increased allocated corporate overhead from Duke Energy as a result of our company's growth. The remainder was associated with increased activity resulting from the addition of the Phillips' midstream natural gas business in the Combination, the Union Pacific Fuels acquisition and increased fiscal year 2000 incentive compensation accruals.

     Depreciation and amortization increased $49.4 million, or 88%, from $56.0 million to $105.4 million. Of this increase, $26.1 million was due to the addition of the Phillips' midstream natural gas business in the Combination and $15.4 million was due to the Union Pacific Fuels acquisition. The remainder was due to ongoing capital expenditures for well connections, facility maintenance/enhancements and acquisitions.

     Equity Earnings. Equity earning of unconsolidated affiliates increased $4.4 million, or 43%, from $10.3 million to $14.7 million. This increase was largely due to interests in joint ventures and partnerships acquired from Union Pacific Fuels and the acquisition of the general partnership interest in TEPPCO as of March 31, 2000.

     Interest. Interest expense increased $34.4 million, or 135%, from $25.5 million to $59.9 million. This increase is primarily the result of the issuance of commercial paper to fund the distribution paid to Duke Energy and Phillips in the Combination.

     Income Taxes. At March 31, 2000, the Predecessor Company converted to a limited liability company which is a pass-through entity for income tax purposes. As a result, substantially all of the Predecessor Company's existing net deferred tax liability ($327 million) was eliminated and a corresponding income tax benefit was recorded.

     Net Income. Net income increased $447.9 million from $6.2 million to $454.1 million. This increase was largely the result of the tax benefit recognition discussed above, the addition of the Phillip's midstream natural gas business in the Combination and the Union Pacific Fuels acquisition. Higher NGL prices contributed significantly to this increase and were partially offset by higher natural gas prices. A $59.2 million pre-tax loss from hedging activities experienced during the first six months of 2000 partially offset the increase.

     EBITDA for the natural gas gathering, processing, transportation and storage segment increased $239.9 million, or 206%, from $116.5 million to $356.4 million. Of this increase, approximately $113.6 was due to the addition of the Phillips' midstream natural gas business in the Combination, approximately $56 million was due to the acquisition of Union Pacific Fuels, and approximately $90 million due to a $.20 per gallon increase in average NGL prices. Additional increases were attributable to the combination of our Wilcox plant expansion, completion of our Mobile Bay plant, the acquisition of Koch's South Texas assets, and the acquisition of the general partnership interest in TEPPCO. These benefits were offset by a $63.6 million decrease from hedging activities ($59.2 million loss in the first six months of 2000 compared to a $4.4 million gain in the comparable period of 1999) and approximately $16 million due to a $1.04 per million Btu increase in natural gas prices.

     EBITDA for the NGLs fractionation, transportation, marketing and trading segment increased $18.5 million from $7.6 million to $26.1 million due primarily to NGL trading and marketing activity and the acquisition of Union Pacific Fuels.

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY PRIOR TO THE COMBINATION

     The Predecessor Company's capital investments and acquisitions were financed by cash flow from operations and non-interest bearing advances from Duke Energy or its subsidiaries under various arrangements. Under Duke Energy's centralized cash management system, Duke Energy deposited sufficient funds in our bank accounts for us to meet our daily obligations and withdrew excess funds from those accounts. Advances were offset by cash provided by operations to yield net advances from Duke Energy which were included in the historical consolidated balance sheets and statements of cash flows of the Predecessor Company. The Predecessor Company had notes to and advances from Duke Energy which were terminated in connection with the Combination.

     FINANCING TRANSACTIONS IN CONNECTION WITH THE COMBINATION

     In connection with the Combination, all advances from Duke Energy were capitalized to equity.

     On March 31, 2000, we entered into a $2.8 billion credit facility with several financial institutions. The credit facility is used as the liquidity backstop to support a commercial paper program. On April 3, 2000 we borrowed approximately $2.8 billion in the commercial paper market to fund the one-time cash distributions (including reimbursements for acquisitions) of approximately $1.5 billion to Duke Energy and approximately $1.2 billion to Phillips and to cover working capital requirements. The credit facility matures on March 30, 2001 and borrowings bear interest at a rate equal to, at our option, either (1) LIBOR plus

 .50% per year for the first 90 days following the closing of the credit facility and LIBOR plus .625% per year thereafter or (2) the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus .50% per year.

     The amount available under the bank credit facility and corresponding commercial paper program was reduced to $1.0 billion, as a result of the paydown of commercial paper from the proceeds from preferred financing and debt securities discussed below. At August 31, 2000 we had $.6 billion in outstanding commercial paper, with maturities ranging from one day to 60 days and annual interest rates ranging from 6.71% and 7.2%. At no time will the amount of our outstanding commercial paper exceed the available amount under the credit facility. In the future, our debt levels will vary depending on our liquidity needs, capital expenditures and cash flow.

     Based on current and anticipated levels of operations, we believe that our cash on hand and cash flow from operations, combined with borrowings available under the commercial paper program and credit facility, will be sufficient to enable us to meet our current and anticipated cash operating requirements and working capital needs for the next year. Actual capital requirements, however, may change, particularly as a result of any acquisitions that we may make. Our ability to meet current and anticipated operating requirements will depend on our future performance.

     PREFERRED FINANCING

     In August 2000, we issued $300 million of preferred member interests to affiliates of Duke Energy and Phillips. The proceeds from this financing were used to repay a portion of our outstanding commercial paper. The preferred member interests are entitled to cumulative preferential distributions of 9.5% per annum payable, unless deferred, semi-annually. We have the right to defer payments of preferential distributions on the preferred member interests, other than certain tax distributions, at any time and from time to time, for up to 10 consecutive semi-annual periods. Deferred preferred distributions will accrue additional amounts based on the preferential distribution rate (plus 0.5% per annum) to the date of payment. The preferred member interests, together with all accrued and unpaid preferential distributions, must be redeemed and paid on the earlier of the thirtieth anniversary date of issuance and consummation of an initial public offering of equity securities.

     DEBT SECURITIES

     In August 2000, we registered and issued the following series of unsecured debt securities:

PRINCIPAL   INTEREST
 ($000S)      RATE        DUE DATE
---------   --------      --------
$600,000    7 1/2%     August 16, 2005
$800,000    7 7/8%     August 16, 2010
$300,000    8 1/8%     August 16, 2030

     The notes mature and become due and payable on the respective due dates, and are not subject to any sinking fund provisions. Interest will be payable semiannually. The notes are redeemable at our option. The proceeds from the issuance of debt securities was used to repay a portion of our outstanding commercial paper.

     EQUITY SECURITIES

     Duke Energy Field Services Corporation, the parent of the Company, plans to offer a portion of its common stock to the public in late 2000 or 2001 in an initial public offering. The proceeds of the offering will be used to reduce the preferred members' interest. Such an offering is contingent upon favorable market conditions. After the offering, the ownership of Duke Energy and Phillips will be reduced, accordingly.

     CAPITAL EXPENDITURES

     Our capital expenditures consist of expenditures for acquisitions and construction of additional gathering systems, processing plants, fractionators and other facilities and infrastructure in addition to well connections and repairs and maintenance of our existing facilities. Our capital expenditure budget for well connections and repair and maintenance of our existing facilities in 2000 is approximately $175 million, of which approximately $74 million was spent in the six months ended June 30, 2000.

     On March 31, 2000, we acquired gathering and processing assets located in central Oklahoma from Conoco and Mitchell Energy. We paid cash of $99.5 million and exchanged our interest in certain gathering and marketing joint ventures located in southeast Texas having a total fair value of approximately $42 million as consideration for these assets.

     Our level of capital expenditures for acquisitions and construction depends on many factors, including industry conditions, the availability of attractive acquisition candidates and construction projects, the level of commodity prices and competition. We expect to finance our capital expenditures with our cash on hand, cash flow from operations and borrowings available under our commercial paper program, our credit facilities or other available sources of financing.

     CASH FLOWS

     Net cash provided by operating activities for the six months ended June 30, 2000 improved to $324.7 million, from $131.2 million for the same period in 1999, primarily due to higher commodity prices and acquisitions. Net cash used in investing activities was $189.3 million for the six months ended June 30, 2000 compared to $1,543.1 million for the same period in 1999. Acquisitions of the Conoco and Mitchell Energy assets in 2000 and the Union Pacific Fuels assets in 1999 were the primary uses of the invested cash. The net cash used in investing activities was financed through operating activities, advances from Duke Energy and proceeds from the issuance of short-term debt.

  Accounting Pronouncements

     We are required to adopt SFAS 133 on January 1, 2001. We have not completed the process of evaluating the impact that will result from adopting SFAS 133.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     COMMODITY PRICE RISK

     We are subject to significant risks due to fluctuations in commodity prices, primarily with respect to the prices of NGLs that we own as a result of our processing activities. Based upon the Company's portfolio of supply contracts, without giving effect to hedging activities that would reduce the impact of commodity price decreases, a decrease of $.01 per gallon in the price of NGLs and $.10 per million Btus in the average price of natural gas would result in changes in annual pre-tax net income of approximately $(24 million) and $1 million, respectively. After considering the affects of commodity hedge positions in place at June 30, 2000, it is estimated that if NGL prices average $.01 per gallon less in the next twelve months pre-tax net income would decrease $13.6 million.

     Commodity derivatives such as futures and swaps are available to reduce such exposure to fluctuations in commodity prices. Gains and losses related to commodity derivatives are recognized in income when the underlying hedged physical transaction closes, and such gains and losses are included in sales of natural gas and petroleum products in our statement of income.

     Natural gas and crude oil futures, which are used to hedge NGLs prices, involve the buying and selling of natural gas and crude oil for future delivery at a fixed price. Over-the-counter swap agreements require us to receive or make payments on the difference between a specified price and the actual price of natural gas or crude oil.

     An active forward market for hedging of NGL products is not normally available for hedging a significant amount of our NGL production beyond a one to three month time horizon. With an anticipated hedging horizon of up to 12 months, crude oil derivatives, which historically have had a high correlation with NGL prices, will typically be the mechanism used for longer-term price risk management.

     INTEREST RATE RISK

     Prior to the Combination, we had no material interest rate risk associated with debt used to finance our operations due to limited third party borrowings. As of August 31, 2000, we had approximately $.6 billion outstanding under a commercial paper program. As a result, we are exposed to market risks related to changes in interest rates. In the future, we intend to manage our interest rate exposure using a mix of fixed and floating interest rate debt. An increase of
 .5% in interest rates would result in an increase in annual interest expense of approximately $3 million.

     FOREIGN CURRENCY RISK

     Currently we have no material foreign currency exposure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     For additional information concerning litigation and other contingencies, see Note 9 to the Consolidated Financial Statements, "Commitments and Contingent Liabilities."

     Management believes that the resolution of the matters discussed will not have a material adverse effect on consolidated results of operations or financial position.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 16, 2000, the Company completed the sale of an aggregate of $1.7 billion of debt securities in an underwritten public offering pursuant to a Registration Statement on Form S-3 (Registration No. 333-41854). The Registration Statement was declared effective on August 2, 2000. The Registration Statement provides for the sale of up to $2.0 billion of the Company's debt securities from time to time in accordance with Rule 415.

     The debt securities sold on August 16, 2000 were issued in three tranches:
$600 million of 7 1/2% Notes due August 16, 2005; $800 million of 7 7/8% Notes due August 16, 2010; and $300 million of 8 1/8% Notes due August 16, 2030 (together, the notes). Interest on each series of the notes is payable semiannually on February 16 and August 16 of each year, beginning February 16, 2001. The notes of each series are redeemable at any time, in whole or in part, at the option of the Company. Lead underwriters for the offering were Merrill Lynch & Co. and J.P. Morgan & Co.

     The Company realized net proceeds from the sale of the notes estimated to be $1,683.6 million, after deducting discounts to the underwriters of $11.4 million and expenses of the offering payable by the Company estimated to be $5.0 million, resulting in aggregate expenses estimated to be $16.4 million. Proceeds from the offering were used to repay a portion of the Company's outstanding commercial paper. The proceeds from the Company's commercial paper issuance were used in April 2000 to make one-time cash distributions to the Company's members aggregating $2.745 billion and for working capital requirements. None of the expenses or net proceeds were paid to directors, officers, general partners, 10% owners or affiliates of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

     (27) Financial Data Schedule (included in electronic filing only)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DUKE ENERGY FIELD SERVICES, LLC

September 18, 2000                              /s/ DAVID D. FREDERICK
                                          --------------------------------------
                                          David D. Frederick
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (On Behalf of the Registrant and as
                                          Principal Financial and Accounting
                                          Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
    27             Financial Data Schedule