Form 10-Q
period 2000-09-30
DUKE ENERGY FIELD SERVICES LLC
filed 2000-11-14
CIK 1119811

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED SEPTEMBER 30, 2000              COMMISSION FILE NUMBER 0-31095


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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes [X]   No [ ]

================================================================================

                         DUKE ENERGY FIELD SERVICES, LLC
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

ITEM                                                                                                                PAGE
----                                                                                                                ----
                                          PART I. FINANCIAL INFORMATION (UNAUDITED)

1.     Financial Statements.......................................................................................    1
         Consolidated Statements of Income and Comprehensive Income for the Three and
             Nine Months Ended September 30, 1999 and 2000........................................................    1
         Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 2000..............    2
         Consolidated Balance Sheets as of December 31, 1999 and September 30, 2000...............................    3
         Notes to Consolidated Financial Statements...............................................................    4
2.     Management's Discussion and Analysis of Financial Condition and Results of Operations......................   11
3.     Quantitative and Qualitative Disclosure about Market Risks.................................................   18

                                                 PART II. OTHER INFORMATION

1.     Legal Proceedings..........................................................................................   20
6.     Exhibits and Reports on Form 8-K...........................................................................   20
       Signatures.................................................................................................   21

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

         These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks include, but are not limited to, the following:

         o our ability to access the debt and equity markets, which will depend on general market conditions and our credit ratings for our debt obligations;

         o changes in laws and regulations, particularly with regard to taxes, safety and protection of the environment or the increased regulation of the gathering and processing industry;

         o the timing and extent of changes in commodity prices, interest rates and demand for our services;

         o    weather and other natural phenomena;

         o industry changes, including the impact of consolidations, and changes in competition;

         o our ability to obtain required approvals for construction or modernization of gathering and processing facilities, and the timing of production from such facilities, which are dependent on the issuance by federal, state and municipal governments, or agencies thereof, of building, environmental and other permits, the availability of specialized contractors and work force and prices of and demand for products; and

         o the effect of accounting policies issued periodically by accounting standard-setting bodies.

         In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

                         PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                         DUKE ENERGY FIELD SERVICES, LLC
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                           SEPTEMBER 30,                        SEPTEMBER 30,
                                                           -------------                        -------------
                                                   1999                  2000              1999                  2000
                                                   ----                  ----              ----                  ----
OPERATING REVENUES:
   Sales of natural gas and petroleum
      products..............................   $       793,953     $     2,117,698   $      1,545,958    $     5,122,552
   Sales of natural gas and petroleum
      products--affiliates..................           207,129             383,473            481,338            908,453
   Transportation, storage and processing...            37,096              43,315            114,777            135,774
   Transportation, storage and
      processing--affiliates................             2,475               7,509              7,424              8,787
                                               ---------------     ---------------   ----------------    ---------------
         Total operating revenues...........         1,040,653           2,551,995          2,149,497          6,175,566
                                               ---------------     ---------------   ----------------    ---------------
COSTS AND EXPENSES:.........................
   Natural gas and petroleum products.......           861,774           2,050,936          1,734,845          5,046,801
   Natural gas and petroleum
      products--affiliates..................            35,381             150,059             78,620            269,231
   Operating and maintenance................            46,918              92,647            125,663            233,001
   Depreciation and amortization............            35,356              62,824             91,362            168,183
   General and administrative...............            18,018              36,586             41,211             86,729
   General and administrative--affiliates...             5,383               5,659             12,949             25,492
   Net (gain) loss on sale of assets........              (296)                783               (305)             1,120
                                               ---------------     ---------------   ----------------    ---------------
         Total costs and expenses...........         1,002,534           2,399,494          2,084,345          5,830,557
                                               ---------------     ---------------   ----------------    ---------------
OPERATING INCOME............................            38,119             152,501             65,152            345,009
EQUITY IN EARNINGS OF
   UNCONSOLIDATED AFFILIATES................            10,751               4,308             21,026             19,015
                                               ---------------     ---------------   ----------------    ---------------
EARNINGS BEFORE INTEREST AND
   TAXES .............................                  48,870             156,809             86,178            364,024
INTEREST EXPENSE:
   Interest expense (income)................              (174)             46,343             (1,055)            91,709
   Interest expense (income)--affiliates....            13,461                  --             39,877             14,485
                                               ---------------     ---------------   ----------------    ---------------
         Total interest expense.............            13,287              46,343             38,822            106,194
                                               ---------------     ---------------   ----------------    ---------------
INCOME BEFORE INCOME TAXES..................            35,583             110,466             47,356            257,830
INCOME TAX EXPENSE (BENEFIT)................            14,813              (3,838)            20,431           (310,603)
                                               ---------------     ---------------   ----------------    ---------------
NET INCOME..................................            20,770             114,304             26,925            568,433

DIVIDENDS ON PREFERRED
   MEMBERS' INTEREST........................                --               4,592                 --              4,592
                                               ---------------     ---------------   ----------------    ---------------
EARNINGS AVAILABLE FOR
   MEMBERS' INTEREST........................            20,770             109,712             26,925            563,841
OTHER COMPREHENSIVE INCOME,
      NET OF TAX:
   Foreign currency translation adjustment..                94              (1,287)                32             (2,980)
                                               ---------------     ---------------   ----------------    ---------------
TOTAL COMPREHENSIVE INCOME..................   $        20,864     $       108,425   $         26,957    $       560,861
                                               ===============     ===============   ================    ===============

                 See Notes to Consolidated Financial Statements.

                         DUKE ENERGY FIELD SERVICES, LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                           NINE MONTHS ENDED,
                                                                                              SEPTEMBER 30,
                                                                                              -------------
                                                                                      1999                      2000
                                                                                      ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..................................................................    $        26,925      $        568,433
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Depreciation and amortization............................................             91,362               168,183
      Deferred income tax expense (benefit)....................................             42,060              (302,778)
      Equity in earnings of unconsolidated affiliates..........................            (21,026)              (19,015)
      Loss (gain) on sale of assets............................................               (305)                1,120
   Net change in operating assets and liabilities net of effect of acquisitions:
      Accounts receivable......................................................           (143,881)             (149,848)
      Accounts receivable--affiliates..........................................            (37,799)              (78,552)
      Inventories..............................................................            (23,142)              (77,702)
      Other current assets.....................................................             (1,244)               40,319
      Other noncurrent assets..................................................             (1,676)               (6,285)
      Accounts payable.........................................................             24,367               433,266
      Accounts payable--affiliates.............................................             45,281                (2,186)
      Other current liabilities................................................              7,095                54,625
      Other long term liabilities..............................................            (51,322)              (17,708)
                                                                                   ---------------      ----------------
         Net cash provided by (used in) operating activities...................            (43,305)              611,872
                                                                                   ---------------      ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions and other capital expenditures.................................         (1,564,886)             (264,105)
   Investment expenditures.....................................................            (44,796)               (3,605)
   Investment distributions....................................................             25,452                19,225
   Proceeds from sales of assets...............................................                480                 6,928
                                                                                   ---------------      ----------------
         Net cash used in investing activities.................................         (1,583,750)             (241,557)
                                                                                   ---------------      ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in advances--parents................................          1,571,003               (55,509)
   Distributions to parents....................................................                 --            (2,744,319)
   Proceeds from issuing preferred members' interest...........................                 --               300,000
   Proceeds from issuing debt..................................................             61,633             4,478,464
   Payment of debt.............................................................             (5,488)           (2,348,012)
                                                                                   ---------------      ----------------
         Net cash provided by (used in) financing activities...................          1,627,148              (369,376)
                                                                                   ---------------      ----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS......................................                 93                   939
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.................................                168                   792
                                                                                   ---------------      ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.......................................    $           261      $          1,731
                                                                                   ===============      ================

                 See Notes to Consolidated Financial Statements.

                         DUKE ENERGY FIELD SERVICES, LLC
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        DECEMBER 31,         SEPTEMBER 30,
                                                                                            1999                 2000
                                                                                            ----                 ----
                                                           ASSETS
CURRENT ASSETS:
   Cash and cash equivalents....................................................     $            792    $         1,731
   Accounts receivable:
      Customers, net............................................................              370,139            725,634
      Affiliates................................................................               63,927            142,479
      Other.....................................................................               30,067             45,774
   Inventories..................................................................               38,701             90,736
   Notes receivable.............................................................               13,050              7,599
   Other........................................................................                1,580              5,647
                                                                                     ----------------    ---------------
         Total current assets...................................................              518,256          1,019,600
                                                                                     ----------------    ---------------
PROPERTY, PLANT AND EQUIPMENT, NET..............................................            2,409,385          4,444,036
INVESTMENT IN AFFILIATES........................................................              343,835            277,236
INTANGIBLE ASSETS:
   Natural gas liquids sales contracts, net.....................................              102,382             99,963
   Goodwill, net................................................................               85,846             83,183
                                                                                     ----------------    ---------------
         Total intangible assets................................................              188,228            183,146
                                                                                     ----------------    ---------------
OTHER NONCURRENT ASSETS.........................................................               12,131             87,477
                                                                                     ----------------    ---------------
         TOTAL ASSETS...........................................................     $      3,471,835    $     6,011,495
                                                                                     ================    ===============

                                                   LIABILITIES AND EQUITY
CURRENT LIABILITIES:
   Accounts payable:
      Trade.....................................................................     $        353,977    $       877,876
      Affiliates................................................................               62,370             60,184
      Other.....................................................................               33,858             49,483
   Short term debt..............................................................                   --            442,888
   Accrued taxes other than income..............................................               15,653             28,242
   Advances, net................................................................            1,579,475                 --
   Notes payable--affiliates....................................................              588,880                 --
   Distributions payable to members.............................................                   --             90,000
   Other........................................................................                6,372             87,727
                                                                                     ----------------    ---------------
         Total current liabilities..............................................            2,640,585          1,636,400
                                                                                     ----------------    ---------------
DEFERRED INCOME TAXES...........................................................              308,308                 --
NOTE PAYABLE TO PARENT..........................................................              101,600                 --
LONG TERM DEBT..................................................................                   --          1,686,135
OTHER LONG TERM LIABILITIES.....................................................               34,871             35,430
PREFERRED MEMBERS' INTEREST.....................................................                   --            300,000
COMMITMENTS AND CONTINGENT LIABILITIES
EQUITY:
   Common stock.................................................................                    1                 --
   Paid-in capital..............................................................              213,091                 --
   Members' interest............................................................                   --          1,709,290
   Retained earnings............................................................              173,091            646,932
   Accumulated other comprehensive income (loss)................................                  288             (2,692)
                                                                                     ----------------    ---------------
         Total equity...........................................................              386,471          2,353,530
                                                                                     ----------------    ---------------
TOTAL LIABILITIES AND EQUITY....................................................     $      3,471,835    $     6,011,495
                                                                                     ================    ===============

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

         Effective March 31, 2000, and in connection with the Combination (see
Note 2), Duke Energy Field Services, Inc. was converted to a limited liability company and contributed to the Company as a wholly-owned subsidiary by Duke Energy Corporation (Duke Energy). Also on March 31, 2000, Duke Energy contributed Duke Energy Field Services Canada, Ltd. to the Company. As a result of these contributions to the Company, the September 30, 2000 financial statements are reflected as consolidated.

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

         Certain amounts have been reclassified in the Consolidated Financial Statements to conform to the current presentation.

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

         The Combination has been accounted for as a purchase business combination in accordance with Accounting Principles Board Opinion No. 16 "Accounting for Business Combinations." The Phillips assets, net of liabilities, have been valued at $1,919.8 million. Following is a summary of the preliminary allocation of purchase price (in millions):

   Property, plant and equipment...........................    $       1,897.6
   Other assets, net.......................................               22.2
                                                               ---------------
         Total purchase price..............................    $       1,919.8
                                                               ===============

         The purchase price has not yet been fully allocated to the individual assets and liabilities acquired. No goodwill has been recorded as a result of the preliminary allocation.

         Working Capital Adjustments--In connection with the Combination, Duke Energy and Phillips each were to make contributions to Field Services LLC, or receive distributions from Field Services LLC so that each of Duke Energy and Phillips would have contributed to Field Services LLC net working capital positions equal to zero as of March 31, 2000. As of September 30, 2000, the net working capital positions were settled.

         Pro Forma Disclosures--Revenues for the nine months ended September 30, 1999 and 2000, on a pro forma basis would have increased $1,095.7 million and $542.4 million, respectively, and net income for the nine months ended September 30, 1999 and 2000, on a pro forma basis would have increased by $21.2 million and $65.7 million, respectively, if the acquisition of the Phillips midstream business had occurred at the beginning of the period presented.

         TEPPCO General Partner Interest--On March 31, 2000, and in connection with the Combination, Duke Energy contributed the general partner interest of TEPPCO Partners L.P. (TEPPCO) to Field Services LLC. In connection with the contribution of the general partner interest in TEPPCO, the Company recorded an investment in TEPPCO of $2.1 million and increased equity by $2.1 million.

         TEPPCO is a publicly traded limited partnership that owns and operates a network of pipelines for refined products and crude oil. The general partner is responsible for the management and operations of TEPPCO. Through the ownership of the general partner of TEPPCO, Field Services LLC has the right to receive from TEPPCO incentive cash distributions in addition to a 2% share of distributions based on the general partner interest. At TEPPCO's 1999 per unit distribution level, the general partner received approximately 14% of the cash distributed by TEPPCO to its partners. Due to the general partner's share of unit distributions and degree of control exercised through its management of the partnership, the Company's investment in TEPPCO is accounted for under the equity method.

3.  INCOME TAXES

         At March 31, 2000 the Company converted to a limited liability company which is a pass-through entity for income tax purposes. As a result, substantially all of the existing net deferred tax liability of $327.0 million was eliminated with a corresponding income tax benefit recorded. Income taxes on a go forward basis will consist primarily of miscellaneous state, local and foreign taxes.

         In connection with the Combination (see Note 2), the Company is required to make quarterly distributions to Duke Energy and Phillips based on allocated taxable income. The Limited Liability Company Agreement provides for taxable income to be allocated in accordance with the Internal Revenue Code
Section 704(c). This Code Section takes into account the variation between the adjusted tax basis and the book value of assets contributed to the joint venture. The distribution is based on the highest taxable income allocated to either member, with the other member receiving a proportionate amount to maintain the ownership capital accounts at 69.7% for Duke Energy and 30.3% for Phillips. As of September 30, 2000, the total estimated payments due to the members is approximately $90.0 million.

4.  ACQUISITIONS

         Union Pacific Fuels, Inc.--On March 31, 1999, the Company acquired the assets and assumed certain liabilities of Union Pacific Fuels, Inc. (UP Fuels), a wholly-owned subsidiary of Union Pacific Resources Corporation, for a total purchase price of $1,359.0 million. The acquisition was accounted for under the purchase method of accounting, and the assets and liabilities and results of operations of UP Fuels have been consolidated in the Company's financial statements since the date of purchase. Revenues and net income for the nine months ended September 30, 1999 on a pro forma basis would have increased $298.0 million and $3.4 million respectively, if the acquisition of UP Fuels had occurred on January 1, 1999. In connection with the acquisition $77.6 million of goodwill was recorded and is being amortized over twenty years, its useful life.

         Conoco and Mitchell Assets--On March 31, 2000, Field Services LLC acquired gathering and processing facilities located in central Oklahoma from Conoco, Inc. and Mitchell Energy & Development Corp. Field Services LLC paid cash of $99.8 million, and exchanged its interests in certain gathering and marketing joint ventures located in southeast Texas having a total fair value of $42.0 million as consideration for these facilities. A $3.9 million gain was recorded in connection with the exchange.

5.  AGREEMENTS AND TRANSACTIONS WITH DUKE ENERGY

         Services Agreement with Duke Energy--Effective with the Combination, the Company entered into a services agreement with Duke Energy (the "Duke Energy Services Agreement"). Under the Duke Energy Services Agreement, Duke Energy will provide the Company with various staff and support services, including information technology products and services, payroll, employee benefits, corporate insurance, cash management, ad valorem taxes, treasury and legal functions and shareholder services. Management believes these services will be priced on the basis of a monthly charge approximating market prices. The Duke Energy Services Agreement expires on December 31, 2000, but is expected to be renewed for 2001.

         Transactions between Duke Energy and the Company--The Company sells a portion of its residue gas and NGLs to, purchases raw natural gas and other petroleum products from, and provides gathering and transportation services to Duke Energy and its subsidiaries at contractual prices that have approximated market prices in the ordinary course of the Company's business. The Company anticipates continuing to purchase and sell these commodities and provide these services to Duke Energy in the ordinary course of business.

6.  AGREEMENTS AND TRANSACTIONS WITH PHILLIPS

         Services Agreement with Phillips--Effective with the Combination, the Company entered into a services agreement with Phillips (the "Phillips Services Agreement"). Under the Phillips Services Agreement, Phillips will provide the Company with various staff and support services, including information technology products and services, cash management, real estate and property tax services. These services will be priced on a basis of a monthly charge equal to Phillips' fully-burdened cost of providing the services. The Phillips Services Agreement expires on December 31, 2000, but portions of the agreement are expected to be extended through March 31, 2001.

         Long-Term NGLs Purchases Contract with Phillips--In connection with the Combination, the Company has agreed to maintain the NGL Output Purchase and Sale Agreement (the "Phillips NGL Agreement") between Phillips and the midstream natural gas assets that were contributed by Phillips to the Company in the Combination. Under the Phillips NGL Agreement, Phillips 66 Company, a wholly-owned subsidiary of Phillips, has the right to purchase at index-based prices substantially all NGLs produced by the processing plants which were acquired by Field Services LLC from Phillips in the Combination. The Phillips NGL Agreement also grants Phillips 66 Company the right to purchase at index-based prices certain quantities of NGLs produced at processing plants that are acquired and/or constructed by the Company in the future in various counties in the Mid-Continent and Permian Basin regions, and the Austin Chalk area. The primary term of the agreement is effective until December 31, 2014.

         Transactions between Phillips and the Midstream Business Acquired from Phillips--Through March 31, 2000, the Phillips' businesses (the "Phillips Combined Subsidiaries") that owned the midstream natural gas assets that were contributed to the Company in the Combination had conducted a series of transactions with Phillips in which the Phillips Combined Subsidiaries sold a portion of their residue gas and other by-products to Phillips at contractual prices that approximated market prices. In addition, Phillips Combined Subsidiaries purchased raw natural gas from Phillips at contractual prices that have approximated market prices. The Company is continuing these transactions in the ordinary course of business.

7.  FINANCING

         Credit Facility with Financial Institutions--In March 2000, Field Services LLC entered into a $2,800 million credit facility with several financial institutions. The credit facility is used to support a commercial paper program for short-term financing requirements. On April 3, 2000, Field Services LLC borrowed $2,790.9 million in the commercial paper market to fund one-time cash distributions of $1,524.5 million to Duke Energy, and $1,219.8 million to Phillips, and to meet working capital requirements. The credit facility matures on March 30, 2001, and bears interest at a rate equal to, at Field Services LLC's option, either (1) LIBOR plus 0.625% per year or (2) the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus 0.50% per year. The Company reduced the size of the facility to $2,500.0 million effective August 10, 2000 and to $1,000.0 million effective August 17, 2000, due to the August 2000 issuance of preferred members' interest and debt securities referred to below. At September 30, 2000, there were no borrowings against the credit facility.

         Preferred Financing -- In August 2000, the Company issued $300.0 million of preferred member interests to affiliates of Duke Energy and Phillips. The proceeds from this financing were used to repay a portion of the Company's outstanding commercial paper. The preferred member interests are entitled to cumulative preferential distributions of 9.5% per annum payable, unless deferred, semi-annually. The Company has the right to defer payments of preferential distributions on the preferred member interests, other than certain tax distributions, at any time and from time to time, for up to ten consecutive semi-annual periods. Deferred preferred distributions will accrue additional amounts based on the preferential distribution rate (plus 0.5% per annum) to the date of payment. The preferred member interests, together with all accrued and unpaid preferential distributions, must be redeemed and paid on the earlier of the thirtieth anniversary date of issuance or consummation of an initial public offering of equity securities. As of September 30, 2000, the Company has accrued preferential distributions of $4.6 million.

         Debt Securities -- In August 2000, the Company registered and issued the following series of unsecured debt securities:

                    PRINCIPAL        INTEREST
                    ($000S)          RATE               DUE DATE
                    -------          ----               --------

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


8.  RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

         Historically, the Company's commodity price risk management program had been directed by Duke Energy under its centralized program for controlling, managing and coordinating its management of risks. During the nine months ended September 30, 1999, and the three months ended March 31, 2000, the Company recorded a hedging loss of $10.7 million and $46.7 million, respectively, under Duke Energy's centralized program. As of March 31, 2000, the commodity positions then held by the Company under the centralized program were transferred to Duke Energy.

         Effective April 1, 2000, the Company began directing its risk management activities, including commodity price risk for market fluctuations in the price of NGLs, independently of Duke Energy. The Company uses commodity-based derivative contracts to reduce the risk in the Company's overall earnings and cash flow with the primary goals of: (1) maintaining minimum cash flow to fund debt service, dividends and maintenance type capital projects; and
(2) avoiding disruption of the Company's growth capital and value creation process. The Company has implemented a risk management policy that provides guidelines for entering into contractual arrangements to manage commodity price exposure. Swaps and options are used to manage and hedge prices related to these market exposures. During the six months ended September 30, 2000, the Company recorded a hedging loss of $49.7 million under the Company's self-directed risk management program.

         Interest Rate Derivatives--In the second and third quarter of 2000, the Company entered into treasury rate locks and interest rate swaps to reduce the Company's exposure to market fluctuations in the interest rates related to the debt securities that were issued in August 2000. The Company's interest rate exposure resulted from changes in interest rates between the date that the Company decided to sell debt securities and the date the debt securities were actually sold. The net settlement loss of $13.4 million related to these interest rate derivatives is being recognized over the estimated life of the debt securities.

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

         A judgement has been entered in the case of Chevron U.S.A., Inc. versus GPM Gas Corporation (GPM), a wholly owned subsidiary of Field Services LLC, upholding and construing most favored nations clauses in three 1961 West Texas gas purchase contracts. Although a federal district court decided that GPM owes Chevron damages in the amount of $13.2 million through July 31, 1998, plus 6% interest from that date and attorneys' fees in the amount of $0.3 million, GPM has appealed the judgement to the U.S. Court of Appeals for the Fifth Circuit.

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

                                                                 FOR THE THREE                     FOR THE NINE
                                                                 MONTHS ENDED                      MONTHS ENDED
                                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                                                 -------------                     -------------
                                                              1999            2000             1999             2000
                                                              ----            ----             ----             ----
                                                                                 (IN THOUSANDS)
Operating revenues:
   Natural gas.........................................  $     789,169    $   2,074,644    $   1,636,951   $   4,649,651
   NGLs  ..............................................        347,839          828,858          743,881       2,447,725
   Intersegment(a).....................................        (96,355)        (351,507)        (231,335)       (921,810)
                                                         -------------    -------------    -------------   -------------
         Total operating revenues......................  $   1,040,653    $   2,551,995    $   2,149,497   $   6,175,566
                                                         =============    =============    =============   =============
Margin:
   Natural gas.........................................  $     135,732    $     338,670    $     320,097   $     809,751
   NGLs  ..............................................          7,766           12,330           15,935          49,783
                                                         -------------    -------------    -------------   -------------
         Total margin..................................  $     143,498    $     351,000    $     336,032   $     859,534
                                                         =============    =============    =============   =============
Other operating costs:
   Natural gas.........................................  $      46,328    $      92,677    $     124,504   $     232,193
   NGLs  ..............................................            294              753              854           1,928
   Corporate...........................................         23,401           42,245           54,160         112,221
                                                         -------------    -------------    -------------   -------------
         Total other operating costs...................  $      70,023    $     135,675    $     179,518   $     346,342
                                                         =============    =============    =============   =============
Equity in earnings of unconsolidated affiliates:
   Natural Gas.........................................  $       8,251    $       3,675    $      21,023   $      17,563
   NGLs  ..............................................          2,500              633                3           1,452
                                                         -------------    -------------    -------------   -------------
         Total equity in earnings of
           unconsolidated affiliates...................  $      10,751    $       4,308    $      21,026   $      19,015
                                                         =============    =============    =============   =============
EBITDA(b):
   Natural gas.........................................  $      97,655    $     249,668    $     216,616   $     595,121
   NGLs  ..............................................          9,972           12,210           15,084          49,307
   Corporate...........................................        (23,401)         (42,245)         (54,160)       (112,221)
                                                         -------------    -------------    -------------   -------------
         Total EBITDA..................................  $      84,226    $     219,633    $     177,540   $     532,207
                                                         =============    =============    =============   =============

                                                                 FOR THE THREE                     FOR THE NINE
                                                                 MONTHS ENDED                      MONTHS ENDED
                                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                                                 -------------                     -------------
                                                              1999            2000             1999             2000
                                                              ----            ----             ----             ----
                                                                                 (IN THOUSANDS)
Depreciation and amortization:
   Natural gas.........................................  $      33,669    $      58,690    $      87,281   $     156,357
   NGLs  ..............................................          1,114            3,133            2,363           9,245
   Corporate...........................................            573            1,001            1,718           2,581
                                                         -------------    -------------    -------------   -------------
         Total depreciation and amortization...........  $      35,356    $      62,824    $      91,362   $     168,183
                                                         =============    =============    =============   =============
EBIT(b):
   Natural gas.........................................  $      63,986    $     190,978    $     129,335   $     438,764
   NGLs  ..............................................          8,858            9,077           12,721          40,062
   Corporate...........................................        (23,974)         (43,246)         (55,878)       (114,802)
                                                         -------------    -------------    -------------   -------------
         Total EBIT....................................  $      48,870    $     156,809    $      86,178   $     364,024
                                                         =============    =============    =============   =============
   Corporate interest expense..........................  $      13,287    $      46,343    $      38,822   $     106,194
                                                         =============    =============    =============   =============
Income before income taxes:
   Natural gas.........................................  $      63,986    $     190,978    $     129,335   $     438,764
   NGLs  ..............................................          8,858            9,077           12,721          40,062
   Corporate...........................................        (37,261)         (89,589)         (94,700)       (220,996)
                                                         -------------    -------------    -------------   -------------
         Total income before income taxes..............  $      35,583    $     110,466    $      47,356   $     257,830
                                                         =============    =============    =============   =============

                                                                                                        AS OF
                                                                                                        -----
                                                                                            DECEMBER 31,     SEPTEMBER 30,
                                                                                                1999             2000
                                                                                                ----             ----
                                                                                                   (IN THOUSANDS)
Total assets:
   Natural gas..........................................................................    $   2,754,447    $   4,817,061
   NGLs  ...............................................................................          225,702          255,561
   Corporate(c).........................................................................          491,686          938,873
                                                                                            -------------    -------------
         Total assets...................................................................    $   3,471,835    $   6,011,495
                                                                                            =============    =============

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

12.  NEW ACCOUNTING STANDARD

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The Company is required to adopt this standard by January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives are reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or a firm commitment, then changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows then changes in the fair value of the derivative instrument will generally be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the hedged item.

         The Company has conducted a review of its contracts to identify derivative instruments and document hedging activities. In conducting this review, it was determined that the Company's derivative instruments were generally highly effective in offsetting or reducing the risks of the underlying hedged items. In accordance with the transition provisions of SFAS No.133, management estimates a cumulative-effect adjustment of $3.2 million as a reduction in earnings and a cumulative-effect adjustment reducing other comprehensive income in equity by $37.0 million if SFAS No. 133 was implemented at September 30, 2000. Due to the volatility of the commodities markets, management cannot determine what the actual transition valuation will be on the future consolidated results of operations or financial position once SFAS No. 133 is implemented on January 1, 2001. Management estimates a $1 change per barrel of crude oil would change the effect of our transition adjustment by approximately $11.0 million.

         In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 (SAB 101) which provides the SEC staff's views on revenue recognition policies. The Company has adopted the provisions of SAB 101 as of April 1, 2000. The impact of adopting SAB 101 was not material to the Company's consolidated results of operations or financial position.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion details the material factors that affected our historical and pro forma financial condition and results of operations during the three months and nine months ended September 30, 2000 and 1999. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report.

         Duke Energy Field Services, LLC was recently formed to hold the combined North American midstream natural gas gathering, processing, marketing and natural gas liquids business of Duke Energy Corporation (Duke Energy) and Phillips Petroleum Company (Phillips). The transaction in which those businesses were combined on March 31, 2000 is referred to as the "Combination." In this report, the terms "the Company", "we," "us" and "our" refer to Duke Energy Field Services, LLC and our subsidiaries giving effect to the Combination and related transactions.

         From a financial reporting perspective, we are the successor to Duke Energy's North American midstream natural gas business. The subsidiaries of Duke Energy that conducted this business were contributed to us immediately prior to the Combination. For periods prior to the Combination, Duke Energy Field Services and these subsidiaries of Duke Energy are collectively referred to herein as the "Predecessor Company." The historical financial statements and discussion of our business contained in this section for periods ending on or prior to March 31, 2000 relates solely to the Predecessor Company on an historical basis and does not give effect to the Combination, the transfer to our company of additional midstream natural gas assets acquired by Duke Energy or Phillips prior to consummation of the Combination or the transfer to our company of the general partner of TEPPCO Partners, L.P.(TEPPCO) from Duke Energy.

OVERVIEW

         We operate in the two principal business segments of the midstream natural gas industry:

         o natural gas gathering, processing, transportation and storage, from which we generate revenues primarily by providing services such as compression, treating and gathering, processing, local fractionation, transportation of residue gas, storage and marketing;

         o natural gas liquids (NGLs) fractionation, transportation, marketing and trading, from which we generate revenues from transportation fees, market center fractionation and the marketing and trading of NGLs.

         Our limited liability company agreement limits the scope of our business to the midstream natural gas industry in the United States and Canada, the marketing of NGLs in Mexico and the transportation, marketing and storage of other petroleum products, unless otherwise approved by our board of directors. This limitation in scope is not currently expected to materially impact the results of our operations.

         EFFECTS OF COMMODITY PRICES

         During the three months and nine months ended September 30, 2000, the weighted average NGL price (based on index prices from the Mont Belvieu and Conway market hubs that are weighted by our component and location mix) was approximately $.55 and $.51 per gallon, respectively. In the near-term, we expect NGL prices to generally follow changes in crude oil prices, which we believe will in large part be determined by the level of production from major crude oil exporting countries and the demand generated by growth in the world economy. In contrast, we believe that future natural gas prices will be influenced by supply deliverability, the severity of winter weather and the level of U.S. economic growth. We believe that weather will be the strongest determinant of near-term natural gas prices. Recent price increases in crude oil, NGLs and natural gas have spurred increased natural gas drilling activity. For example, the number of active drilling rigs in North America has increased by approximately 36% from approximately 971 in September 1999 to more than 1,325 in September 2000. This drilling activity increase is expected to have a positive effect on natural gas volumes gathered and processed in the near term.

THE COMBINATION

         On March 31, 2000, we combined the gas gathering, processing, marketing and NGLs businesses of Duke Energy and Phillips (the "Combination"). In connection with the Combination, Duke Energy and Phillips transferred all of their respective interests in their subsidiaries that conducted their midstream natural gas business to us. In connection with the Combination, Duke Energy and Phillips also transferred to us additional midstream natural gas assets acquired by Duke Energy or Phillips prior to consummation of the Combination, including Mid-Continent gathering and processing assets of Conoco, Inc. and Mitchell Energy & Development Corp. In addition, concurrently with the Combination, we obtained by transfer from Duke Energy the general partner interest of TEPPCO. In exchange for their asset contribution, Phillips received 30.3% of the member interests in our company, with Duke Energy holding the remaining 69.7% of the outstanding member interests in our company. In connection with the closing of the Combination, we borrowed $2,790.9 million in the commercial paper market and made one-time cash distributions (including reimbursements for acquisitions) of $1,524.5 million to Duke Energy and $1,219.8 million to Phillips.

         The Combination was accounted for as a purchase business combination in accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations." The Predecessor Company was the acquiror of Phillips' midstream natural gas business in the Combination. The purchase price allocation associated with the Phillips assets, substantially all property plant and equipment, is preliminary. The effect of any purchase price adjustments is not expected to have a material effect on our operating results, liquidity or financial condition.

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

  THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

         Operating Revenues. Operating revenues increased $1,511.3 million, or 145%, from $1,040.7 million to $2,552.0 million. Operating revenues from the sale of natural gas and petroleum products accounted for $2,506.3 million of the total and $1,497.8 million of the increase. Of this increase, approximately $783.5 million was related to the addition of the Phillips' midstream natural gas business to our operations in the Combination on March 31, 2000. NGL production during the third quarter increased 192,300 barrels per day, or 86%, from 224,700 barrels per day to 417,000 barrels per day. The primary cause of this increase was the addition of Phillips' midstream natural gas business.

         Commodity prices also contributed to higher revenues. Weighted average NGL prices, based on our component product mix, were approximately $.15 per gallon higher and natural gas prices were approximately $1.68 per million British thermal units (Btus) higher for the third quarter of 2000. These price increases yielded average prices of $.55 per gallon and $4.27 per million Btus, respectively, as compared with $.40 per gallon and $2.59 per million Btus for the third quarter of 1999. Revenues associated with gathering, transportation, storage, processing fees and other increased $13.5 million, or 42%, from $32.2 million to $45.7 million, mainly as a result of the Combination. A $37.2 million hedging loss in the third quarter of 2000 partially offset operating revenue increases. See "--Quantitative and Qualitative Disclosure About Market Risks."

         Costs and Expenses. Costs of natural gas and petroleum products increased $1,303.8 million, or 145%, from $897.2 million to $2,201.0 million. This increase was due to the addition of the Phillips' midstream natural gas business in the Combination (approximately $602.5) and the interaction of our natural gas and NGL purchase contracts with higher commodity prices.

         Operating and maintenance expenses increased $45.7 million, or 97%, from $46.9 million to $92.6 million. Of this increase, approximately $32.6 million was related to the addition of the Phillips' midstream natural gas business. General and administrative expenses increased $18.8 million, or 80%, from $23.4 million to $42.2 million. This increase was primarily the result of increased activity resulting from the addition of the Phillips' midstream natural gas business in the Combination and increased fiscal year 2000 incentive compensation accruals.

         Depreciation and amortization increased $27.4 million, or 77%, from $35.4 million to $62.8 million. Of this increase, $21.8 million was due to the addition of the Phillips' midstream natural gas business in the Combination. The remainder was due to ongoing capital expenditures for well connections, facility maintenance/enhancements and acquisitions.

         Equity Earnings. Equity earnings of unconsolidated affiliates decreased $6.5 million, or 60%, from $10.8 million to $4.3 million. This decrease was due to the combination of the divestiture of certain joint venture (JV) interests in the Conoco/Mitchell transaction, divestiture of the Westana JV and reduced earnings from keep whole supply contracts in South Texas and offshore processing partnerships. These decreases were partially offset by the acquisition of the general partnership interest in TEPPCO as of March 31, 2000.

         Interest. Interest expense increased $33.0 million, or 248%, from $13.3 million to $46.3 million. This increase was primarily the result of issuance of commercial paper and the subsequent third quarter debt offering to fund the distribution paid to Duke Energy and Phillips in the Combination.

         Income Taxes. At March 31, 2000, the Predecessor Company converted to a limited liability company which is a pass-through entity for income tax purposes. As a result, substantially all of the Predecessor Company's existing net deferred tax liability of $327.0 million was eliminated and a corresponding income tax benefit was recorded.

         Net Income. Net income increased $93.5 million from $20.8 million to $114.3 million. This increase was the result of the addition of the Phillips' midstream natural gas business in the Combination, higher average NGL prices and the benefit recognition discussed above. The benefit of higher NGL prices was partially offset by higher natural gas prices. A $37.2 million pre-tax loss from hedging activities experienced during the third quarter of 2000 partially offset the increase.

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

         EBITDA for the natural gas gathering, processing, transportation and storage segment increased $152.0 million from $97.7 million to $249.7 million. Of this increase, approximately $153.3 million was due to the addition of the Phillips' midstream natural gas business in the Combination, and approximately $56.3 million was due to a $.15 per gallon increase in average NGL prices. Additional increases were attributable to the Conoco/Mitchell transaction and the acquisition of the general partnership interest in TEPPCO as of March 31, 2000. These benefits were offset by increased general and administrative costs associated with the Combination, a $22.1 million decrease from hedging activities ($37.2 million loss in the third quarter of 2000 compared to a $15.1 million loss in the comparable period of 1999) and approximately $13.0 million due to a $1.62 per million Btu increase in natural gas prices.

  NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

         Operating Revenues. Operating revenues increased $4,026.1 million, or 187% from $2,149.5 million to $6,175.6 million. Operating revenues from the sale of natural gas and petroleum products accounted for $6,049.1 million of the total and $4,007.7 million of the increase. Of this increase, approximately $1,383.6 million was related to the addition of the Phillips' midstream natural gas business to our operations in the Combination on March 31, 2000, and approximately $425.0 million was related to the March 31, 1999 acquisition of Union Pacific Fuels. Increased NGL trading and marketing activity also contributed to the increase. NGL production during the nine months ended September 30, 2000 increased 167,400 barrels per day, or 92%, from 182,500 barrels per day to 349,900 barrels per day, and natural gas transported and/or processed increased 2.5 trillion Btus per day, or 51%, from 4.9 trillion Btus per day to 7.4 trillion Btus per day. Of the 167,400 barrels per day increase, the addition of the Phillips' midstream natural gas business in the Combination contributed approximately 113,300 barrels per day, and the Union Pacific Fuels acquisition contributed approximately 50,300 barrels per day. The combination of our Wilcox plant expansion, completion of our Mobile Bay Plant and the acquisition of Koch's South Texas assets accounted for the remainder of the increase. Of the 2.5 trillion Btus per day increase, the addition of the Phillips' midstream natural gas business in the Combination contributed approximately 1.4 trillion Btus per day, and the Union Pacific Fuels acquisition contributed approximately 1.0 trillion Btus per day. The combination of other acquisitions, plant expansions and completions accounted for the balance of the increase.

         Commodity prices significantly contributed to higher revenues. Weighted average NGL prices, based on our component product mix, were approximately $.20 per gallon higher and natural gas prices were approximately $1.26 per million Btus higher for the first nine months of 2000. These price increases yielded average prices of $.51 per gallon of NGLs and $3.42 per million Btus of natural gas, respectively, as compared with $.31 per gallon and $2.16 per million Btus for the first nine months of 1999. Revenues associated with gathering, transportation, storage, processing fees and other increased $18.4 million, or 17%, from $108.1 million to $126.5 million, mainly as a result of the Union Pacific Fuels acquisition and the Combination. A $96.4 million hedging loss in the first nine months of 2000 partially offset total operating revenue increases. See "Item 3. Quantitative and Qualitative Disclosure About Market Risks."

         Costs and Expenses. Costs of natural gas and petroleum products increased $3,502.5 million, or 193%, from $1,813.5 million to $5,316.0 million. This increase was due to the addition of the Phillips' midstream natural gas business in the Combination (approximately $1,052.9 million), the Union Pacific Fuels acquisition (approximately $340.0 million), and the interaction of our natural gas and NGL purchase contracts with higher commodity prices and increased trading and marketing activity.

         Operating and maintenance expenses increased $107.3 million, or 85%, from $125.7 million to $233.0 million. Of this increase, approximately $69.9 million is related to the addition of the Phillips' midstream natural gas business in the Combination and approximately $13.0 million was related to the Union Pacific Fuels acquisition. General and administrative expenses increased $58.0 million, or 107%, from $54.2 million to $112.2 million. Of this increase, $12.5 million was due to increased allocated corporate overhead from Duke Energy as a result of our company's growth. The remainder was associated with increased activity resulting from the addition of the Phillips' midstream natural gas business in the Combination, the Union Pacific Fuels acquisition and increased fiscal year 2000 incentive compensation accruals.

         Depreciation and amortization increased $76.8 million, or 84%, from $91.4 million to $168.2 million. Of this increase, $47.9 million was due to the addition of the Phillips' midstream natural gas business in the Combination and $15.4 million was due to the Union Pacific Fuels acquisition. The remainder was due to ongoing capital expenditures for well connections, facility maintenance/enhancements and acquisitions.

         Equity Earnings. Equity earnings of unconsolidated affiliates decreased $2.0 million, or 10%, from $21.0 million to $19.0 million. This decrease was due primarily to joint venture interest dispositions and declining fractionation spreads associated with offshore and South Texas processing partnerships, offset by interests in joint ventures and partnerships acquired from Union Pacific Fuels and the acquisition of the general partnership interest in TEPPCO as of March 31, 2000.

         Interest. Interest expense increased $67.4 million, or 174%, from $38.8 million to $106.2 million. This increase was primarily the result of the issuance of commercial paper and the subsequent third quarter debt offering to fund the distribution paid to Duke Energy and Phillips in the Combination.

         Income Taxes. At March 31, 2000, the Predecessor Company converted to a limited liability company which is a pass-through entity for income tax purposes. As a result, substantially all of the Predecessor Company's existing net deferred tax liability ($327.0 million) was eliminated and a corresponding income tax benefit was recorded.

         Net Income. Net income increased $541.5 million from $26.9 million to $568.4 million. This increase was largely the result of the tax benefit recognition discussed above, the addition of the Phillip's midstream natural gas business in the Combination and the Union Pacific Fuels acquisition. Higher NGL prices contributed significantly to this increase and were partially offset by higher natural gas prices. A $96.4 million pre-tax loss from hedging activities experienced during the first nine months of 2000 partially offset the increase.

         EBITDA for the natural gas gathering, processing, transportation and storage segment increased $381.0 million, or 178%, from $214.1 million to $595.1 million. Of this increase, approximately $266.9 was due to the addition of the Phillips' midstream natural gas business in the Combination, approximately $56.0 million was due to the acquisition of Union Pacific Fuels, and approximately $146.0 million was due to a $.20 per gallon increase in average NGL prices. Additional increases were attributable to the combination of our Wilcox plant expansion, completion of our Mobile Bay plant, the acquisition of Koch's South Texas assets, and the acquisition of the general partnership interest in TEPPCO. These benefits were offset by a $85.7 million decrease from hedging activities ($96.4 million loss in the first nine months of 2000 compared to a $10.7 million loss in the comparable period of 1999) and approximately $29.0 million was due to a $1.26 per million Btu increase in natural gas prices.

         EBITDA for the NGLs fractionation, transportation, marketing and trading segment increased $31.7 million from $17.6 million to $49.3 million due primarily to NGL trading and marketing activity and the acquisition of Union Pacific Fuels.

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

         FINANCING TRANSACTIONS IN CONNECTION WITH THE COMBINATION

         In connection with the Combination, notes and advances payable to Duke Energy of $2,319 million were capitalized to equity.

         On March 31, 2000, we entered into a $2,800.0 million credit facility with several financial institutions. The credit facility is used as the liquidity backstop to support a commercial paper program. On April 3, 2000 we borrowed $2,790.9 million in the commercial paper market to fund the one-time cash distributions (including reimbursements for acquisitions) of $1,524.5 million to Duke Energy and $1,219.8 million to Phillips and to cover working capital requirements. The credit facility matures on March 30, 2001 and borrowings bear interest at a rate equal to, at our option, either (1) LIBOR plus .625% per year or (2) the higher of (a) the Bank of America prime rate and
(b) the Federal Funds rate plus .50% per year.

         The amount available under the bank credit facility and corresponding commercial paper program was reduced to $1,000.0 million, as a result of the paydown of commercial paper from the proceeds from preferred financing and debt securities discussed below. At September 30, 2000 we had $442.9 million in outstanding commercial paper, with maturities ranging from one day to 48 days and annual interest rates ranging from 6.72% and 6.97%. At no time will the amount of our outstanding commercial paper exceed the available amount under the credit facility. In the future, our debt levels will vary depending on our liquidity needs, capital expenditures and cash flow.

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

         PREFERRED FINANCING

         In August 2000, we issued $300.0 million of preferred member interests to affiliates of Duke Energy and Phillips. The proceeds from this financing were used to repay a portion of our outstanding commercial paper. The preferred member interests are entitled to cumulative preferential distributions of 9.5% per annum payable, unless deferred, semi-annually. We have the right to defer payments of preferential distributions on the preferred member interests, other than certain tax distributions, at any time and from time to time, for up to ten consecutive semi-annual periods. Deferred preferred distributions will accrue additional amounts based on the preferential distribution rate (plus 0.5% per annum) to the date of payment. The preferred member interests, together with all accrued and unpaid preferential distributions, must be redeemed and paid on the earlier of the thirtieth anniversary date of issuance or consummation of an initial public offering of equity securities.

         DEBT SECURITIES

         In August 2000, we registered and issued the following series of unsecured debt securities:

                PRINCIPAL             INTEREST
                 ($000S)                RATE                  DUE DATE
                --------                ----                  --------

                $600,000               7 1/2%              August 16, 2005
                $800,000               7 7/8%              August 16, 2010
                $300,000               8 1/8%              August 16, 2030

         The notes mature and become due and payable on the respective due dates, and are not subject to any sinking fund provisions. Interest will be payable semiannually. The notes are redeemable at our option. The proceeds from the issuance of debt securities were used to repay a portion of our outstanding commercial paper.

         DISTRIBUTIONS

         In connection with the Combination (see Note 2), we are required to make quarterly distributions to Duke Energy and Phillips based on allocated taxable income. The Limited Liability Company Agreement provides for taxable income to be allocated in accordance with the Internal Revenue Code Section 704(c). This Code Section takes into account the variation between the adjusted tax basis and the book value of assets contributed to the joint venture. The distribution is based on the highest taxable income allocated to either member, with the other member receiving a proportionate amount to maintain the ownership capital accounts at 69.7% for Duke Energy and 30.3% for Phillips. As of September 30, 2000, the total estimated payments due to the members is approximately $90.0 million.

         CAPITAL EXPENDITURES

         Our capital expenditures consist of expenditures for acquisitions and construction of additional gathering systems, processing plants, fractionators and other facilities and infrastructure in addition to well connections and maintenance of our existing facilities. For the nine months ended September 30, 2000, we spent approximately $264.1 million on capital expenditures.

         On March 31, 2000, we acquired gathering and processing assets located in central Oklahoma from Conoco and Mitchell Energy. We paid cash of $99.8 million and exchanged our interest in certain gathering and marketing joint ventures located in southeast Texas having a total fair value of approximately $42.0 million as consideration for these assets.

         Effective May 1, 2000, we acquired the Gordonale gas processing plant and gathering system from TransCanada Midstream which are located in the Peac River Arch Area in North Western Alberta, Canada. We paid cash of $27.3 million as consideration for these assets.

         The remaining capital expenditures were primarily for well connections and maintenance. Our capital expenditure budget for well connections and maintenance of our existing facilities in 2000 is approximately $175 million.

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

         CASH FLOWS

         Net cash provided by operating activities for the nine months ended September 30, 2000 improved to $595.9 million, from net cash used in operating activities of $43.3 million for the same period in 1999, primarily due to higher commodity prices and acquisitions. Net cash used in investing activities was $241.6 million for the nine months ended September 30, 2000 compared to $1,583.8 million for the same period in 1999. Acquisitions of the Conoco and Mitchell Energy assets in 2000 and the Union Pacific Fuels assets in 1999 were the primary uses of the invested cash. The net cash used in investing activities was financed through operating activities, advances from Duke Energy and proceeds from the issuance of short-term debt.

ACCOUNTING PRONOUNCEMENTS

         In June 1998, Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. We are required to adopt this standard by January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives are reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or a firm commitment, then changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows then changes in the fair value of the derivative instrument will generally be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the hedged item.

         We have conducted a review of our contracts to identify derivative instruments and document hedging activities. In conducting this review, it was determined that our derivative instruments were generally highly effective in offsetting or reducing the risks of the underlying hedged items. In accordance with the transition provisions of SFAS No.133, we estimate a cumulative-effect adjustment of $3.2 million as a reduction in earnings and a cumulative-effect adjustment reducing other comprehensive income in equity by $37.0 million if SFAS No. 133 was implemented at September 30, 2000. Due to the volatility of the commodities markets, we cannot determine what the actual transition valuation will be on the future consolidated results of operations or financial position once SFAS No. 133 is implemented on January 1, 2001. Management estimates a $1 change per barrel of crude oil would change the effect of our transition adjustment by approximately $11.0 million.

         In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 (SAB 101) which provides the SEC staff's views on revenue recognition policies. The Company has adopted the provisions of SAB 101 as of April 1, 2000. The impact of adopting SAB 101 was not material to the Company's consolidated results of operations or financial position.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         COMMODITY PRICE RISK

         We are subject to significant risks due to fluctuations in commodity prices, primarily with respect to the prices of NGLs that we own as a result of our processing activities. Based upon the Company's portfolio of supply contracts, without giving effect to hedging activities that would reduce the impact of commodity price decreases, a decrease of $.01 per gallon in the price of NGLs and $.10 per million Btus in the average price of natural gas would result in changes in annual pre-tax net income of approximately $(26.0) million and $3.0 million, respectively. After considering the affects of commodity hedge positions in place at September 30, 2000, it is estimated that if NGL prices average $.01 per gallon less in the next twelve months pre-tax net income would decrease $19.0 million. Conversely, it is estimated that if NGL prices average $.01 per gallon more in the next twelve months pre-tax net income would increase $19.0 million.

         Commodity derivatives such as futures, swaps and options are available to reduce such exposure to fluctuations in commodity prices. Gains and losses related to commodity derivatives are recognized in income when the underlying hedged physical transaction closes, and such gains and losses are included in sales of natural gas and petroleum products in our statement of income.

         Natural gas and crude oil futures, which are used to hedge NGL prices, involve the buying and selling of natural gas and crude oil for future delivery at a fixed price. Over-the-counter swap agreements require us to receive or make payments on the difference between a specified price and the actual price of natural gas or crude oil.

         Crude oil options are also used to hedge NGL prices utilizing collars. Collars contain a fixed floor price (Company purchases a put) and ceiling price (Company sells a call). If the market price of crude oil exceeds the call strike price or falls below the put strike price, the Company receives the fixed price and pays the market price. If the market price of crude oil is between the call and put strike price, no payments are due to or from the counterparty.

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

         INTEREST RATE RISK

         Prior to the Combination, we had no material interest rate risk associated with debt used to finance our operations due to limited third party borrowings. As of September 30, 2000, we had approximately $442.9 million outstanding under a commercial paper program. As a result, we are exposed to market risks related to changes in interest rates. In the future, we intend to manage our interest rate exposure using a mix of fixed and floating interest rate debt. An increase of .5% in interest rates would result in an increase in annual interest expense of approximately $2.2 million.

         FOREIGN CURRENCY RISK

         Our primary foreign currency exchange rate exposure at September 30, 2000 was the Canadian dollar. Foreign currency risk associated with this exposure was not material.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         (27) Financial Data Schedule (included in electronic filing only)

(b) A current report on Form 8-K was filed on August 16, 2000 and contained disclosure under item 5, Other Events and under item 7, Financial Statements and Disclosures.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DUKE ENERGY FIELD SERVICES, LLC

November 14, 2000

                                                  /s/  DAVID D. FREDERICK
                              --------------------------------------------------
                              David D. Frederick
                              Senior Vice President and Chief Financial Officer (On Behalf of the Registrant and as
                              Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

      27                     Financial Data Schedule