Form 10-K405
period 2000-12-31
DUKE ENERGY FIELD SERVICES LLC
filed 2001-03-30
CIK 1119811

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K
(MARK ONE)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-31095

                        DUKE ENERGY FIELD SERVICES, LLC

             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      76-0632293
         (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

          370 17TH STREET, SUITE 900
               DENVER, COLORADO                                    80202
   (Address of principal executive offices)                      (Zip Code)

               Registrant's telephone number, including area code
                                  303-595-3331

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
                    None                                      Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                   LIMITED LIABILITY COMPANY MEMBER INTERESTS
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 22, 2001, 69.7% of the registrant's outstanding member interests is beneficially owned by Duke Energy Corporation and 30.3% is beneficially owned by Phillips Petroleum Company. The aggregate market value of the voting member interests held by non-affiliates of the Registrant as of March 22, 2001 was $0.

                      Documents incorporated by reference:
                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        DUKE ENERGY FIELD SERVICES, LLC
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

ITEM                                                                PAGE
----                                                                ----
                                PART I.
 1.   Business....................................................    1
      Our Business................................................    1
      Our Business Strategy.......................................    2
      Natural Gas Gathering, Processing, Transportation, Marketing
      and Storage.................................................    3
      Natural Gas Liquids Transportation, Fractionation and
      Marketing...................................................   10
      TEPPCO......................................................   11
      Natural Gas Suppliers.......................................   13
      Competition.................................................   13
      Regulation..................................................   14
      Environmental Matters.......................................   16
      Employees...................................................   17
 2.   Properties..................................................   17
 3.   Legal Proceedings...........................................   17
 4.   Submission of Matters to a Vote of Security Holders.........   17
                                PART II.
      Market for Registrant's Common Equity and Related
 5.   Stockholder Matters.........................................   17
 6.   Selected Financial Data.....................................   18
      Management's Discussion and Analysis of Financial Condition
 7.   and Results of Operations...................................   20
      Quantitative and Qualitative Disclosures About Market
 7A.  Risk........................................................   29
 8.   Financial Statements and Supplementary Data.................   32
      Changes in and Disagreements with Accountants on Accounting
 9.   and Financial Disclosure....................................   60
                               PART III.
10.   Directors and Executive Officers of the Registrant..........   60
11.   Executive Compensation......................................   62
      Security Ownership of Certain Beneficial Owners and
12.   Management..................................................   66
13.   Certain Relationships and Related Transactions..............   66
                                PART IV.
      Exhibits, Financial Statement Schedules, and Reports on Form
14.   8-K.........................................................   68
      Signatures..................................................   69
      Exhibit Index...............................................   70

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

     These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks include, but are not limited to, the following:

     - our ability to access the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations;

     - our use of derivative financial instruments to hedge commodity and interest rate risks;

     - changes in laws and regulations, particularly with regard to taxes, safety and protection of the environment or the increased regulation of the gathering and processing industry;

     - the timing and extent of changes in commodity prices, interest rates and demand for our services;

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

                                    PART I.

ITEM 1. BUSINESS.

     Duke Energy Field Services, LLC is a new company that holds the combined North American midstream natural gas gathering, processing, marketing and natural gas liquids ("NGL") business of Duke Energy Corporation ("Duke Energy") and Phillips Petroleum Company ("Phillips"). The transaction in which those businesses were combined is referred to in this Form 10-K as the "Combination." Our limited liability company agreement limits the scope of our business to the midstream natural gas industry in the United States and Canada, the marketing of NGLs in Mexico and the transportation, marketing and storage of other petroleum products, unless approved by our Board of Directors.

     Unless the context otherwise requires, descriptions of assets, operations and results in this Form 10-K give effect to the Combination and related transactions, the transfer to us of additional midstream natural gas assets acquired by Duke Energy or Phillips prior to the Combination and the transfer to us of the general partner of TEPPCO Partners, L.P., all of which are described in more detail under "Management's Discussion and Analysis of Financial Condition and Results of Operations." In this Form 10-K, the terms "the Company," "we," "us" and "our" refer to Duke Energy Field Services, LLC and our subsidiaries, giving effect to the Combination and related transactions.

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

     We are a Delaware limited liability company, and we were formed on December 15, 1999. Our principal executive offices are located at 370 17th Street, Suite 900, Denver, Colorado 80202. Our telephone number is 303-595-3331.

OUR BUSINESS

     The midstream natural gas industry is the link between exploration and production of raw natural gas and the delivery of its components to end-use markets. We operate in the two principal segments of the midstream natural gas industry:

     - natural gas gathering, processing, transportation, marketing and storage; and

     - NGL fractionation, transportation, marketing and trading.

     We believe that we are one of the largest gatherers of raw natural gas, based on wellhead volume, in North America. We are the largest producer, and we believe that we are one of the largest marketers, of NGLs in North America. In 2000:

     - we gathered and/or transported an average of approximately 7.6 trillion British thermal units (Btus) per day of raw natural gas;

     - we produced an average of approximately 360,000 barrels per day of NGLs; and

     - we marketed and traded an average of approximately 505,000 barrels per day of NGLs.

     We gather raw natural gas through gathering systems located in seven major natural gas producing regions: Permian Basin, Mid-Continent, East Texas-Austin Chalk-North Louisiana, Onshore Gulf of Mexico, Rocky Mountains, Offshore Gulf of Mexico and Western Canada. Our gathering systems consist of approximately 57,000 miles of gathering pipe, with approximately 35,000 active receipt points.

     Our natural gas processing operations involve the separation of raw natural gas gathered both by our gathering systems and by third-party systems into NGLs and residue gas. We process the raw natural gas at our 68 owned and operated plants and at 11 third-party operated facilities in which we hold an equity interest.

     The NGLs separated from the raw natural gas by our processing operations are either sold and transported as NGL raw mix or further separated through a process known as fractionation into their individual components (ethane, propane, butanes and natural gasoline) and then sold as components. We fractionate NGL raw mix at our 12 owned and operated processing facilities and at two third-party operated fractionators located on the Gulf Coast in which we hold an equity interest.

     We sell NGLs to a variety of customers ranging from large, multi-national petrochemical and refining companies to small regional retail propane distributors. Substantially all of our NGL sales are made at market-based prices, including approximately 40% of our NGL production that is committed to Phillips and Chevron Phillips Chemical Company LLC under an existing contract which expires December 31, 2014.

     The residue gas that results from our processing is sold at market-based prices to marketers or end-users, including large industrial customers and natural gas and electric utilities serving individual consumers. We market residue gas through our wholly owned gas marketing company. We also store residue gas at our 8.5 billion cubic foot natural gas storage facility.

     On March 31, 2000, we combined the gas gathering, processing, marketing and NGLs businesses of Duke Energy and Phillips. In connection with the Combination, Duke Energy and Phillips transferred all of their respective interests in their subsidiaries that conducted their midstream natural gas business to us. In connection with the Combination, Duke Energy and Phillips also transferred to us additional midstream natural gas assets acquired by Duke Energy or Phillips prior to consummation of the Combination, including the Mid-Continent gathering and processing assets of Conoco and Mitchell Energy. The acquisition of the Conoco/Mitchell assets is significant in that the assets acquired lie adjacent to and between our current assets, providing significant integration opportunities.

     Concurrently with the Combination, on March 31, 2000, we obtained by transfer from Duke Energy the general partner of TEPPCO Partners, L.P. ("TEPPCO"), a publicly traded limited partnership which owns and operates a network of pipelines for refined products and crude oil. The general partner is responsible for the management and operations of TEPPCO. We believe that our ownership of the general partner of TEPPCO improves our business position in the transportation sector of the midstream natural gas industry and provides additional flexibility in pursuing our disciplined acquisition strategy by providing an alternative acquisition vehicle. It also provides us with an opportunity to sell appropriate assets currently held by our company to TEPPCO.

     A discussion of the current business and operations of each of our segments follows. For further discussion of these segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations." For financial information concerning our business segments, see Note 17 "Business Segments" of the Notes to Consolidated Financial Statements.

OUR BUSINESS STRATEGY

     We believe that we are one of the largest gatherers of raw natural gas, based on wellhead volume, in North America. We are the largest producer, and we believe that we are one of the largest marketers, of NGLs in North America. Our limited liability company agreement limits the scope of our business to the midstream natural gas industry in the United States and Canada, the marketing of NGLs in Mexico, and the transportation, marketing and storage of other petroleum products, unless otherwise approved by our board of directors. We have significant midstream natural gas operations in five of the largest natural gas producing regions in North America. To take advantage of the anticipated growth in natural gas demand in North America, we are pursuing the following strategies:

     - Capitalize on the size and focus of our existing operations. We intend to use the size, scope and concentration of our assets in our regions of operation to take advantage of growth opportunities and to acquire additional supplies of raw natural gas. Our significant market presence and asset base generally provide us with a competitive advantage in capturing new supplies of raw natural gas because of our resulting lower costs of connection to new wells and of processing additional raw natural gas. In addition, we believe our size and geographic diversity allow us to benefit from the growth of natural gas production in multiple regions while mitigating the adverse effects from a downturn in any one region.

     - Increase our presence in each aspect of the midstream business. We are active in each significant aspect of the midstream natural gas value chain, including raw natural gas gathering, processing, and transportation, NGL fractionation and NGL and residue gas transportation and marketing. Each link in the value chain provides us with an opportunity to earn incremental income from the raw natural gas that we gather and from the NGLs and residue gas that we produce. We intend to grow our significant NGL market presence by investing in additional NGL infrastructure, including pipelines, fractionators and terminals.

     - Increase our presence in high growth production areas. According to the Energy Information Administration's report "Annual Energy Outlook 2000" (the "EIA Report"), production from areas such as Western Canada, Onshore Gulf of Mexico, Rocky Mountains and Offshore Gulf of Mexico is expected to increase significantly to meet anticipated increases in demand for natural gas in North America. We intend to use our strategic asset base in these growth areas and our leading position in the midstream natural gas industry as a platform for future growth in these areas. We plan to increase our operations in these areas by following a disciplined acquisition strategy, and by expanding existing infrastructure and constructing new gathering lines and processing facilities.

     - Capitalize on proven acquisition skills in a consolidating industry. In addition to pursuing internal growth by attracting new raw natural gas supplies, we intend to use our substantial acquisition and integration skills to continue to participate selectively in the consolidation of the midstream natural gas industry. We have pursued a disciplined acquisition strategy focused on acquiring complementary assets during periods of relatively low commodity prices and integrating the acquired assets into our operations. Since 1996, we have completed over 20 acquisitions, increasing our raw natural gas processing capacity by over 275%. These acquisitions demonstrate our ability to successfully identify, acquire and integrate attractive midstream natural gas operations.

     - Further streamline our low-cost structure. Our economies of scale, operating efficiency and resulting low cost structure enhance our ability to attract new raw natural gas supplies and generate current income. The low-cost provider in any region can more readily attract new raw natural gas volumes by offering more competitive terms to producers. We believe the Combination provides us with a complementary base of assets from which to further extract operating efficiencies and cost reductions, while continuing to provide superior customer service.

NATURAL GAS GATHERING, PROCESSING, TRANSPORTATION, MARKETING AND STORAGE

  Overview

     At December 31, 2000, our raw natural gas gathering and processing operations consisted of:

     - approximately 57,000 miles of gathering pipe, with connections to approximately 35,000 active receipt points; and

     - 68 owned and operated processing plants and ownership interests in 11 additional third-party operated plants, with a combined processing capacity of approximately 8.0 billion cubic feet per day.

     In 2000, we gathered, processed and/or transported approximately 7.6 trillion Btus per day of raw natural gas. During 2000, our natural gas gathering, processing, transportation, marketing and storage activities produced $1,169.3 million of gross margin.

     Our raw natural gas gathering and processing operations are located in 11 contiguous states in the United States and two provinces in Western Canada. We provide services in the following key North American natural gas and oil producing regions: Permian Basin, Mid-Continent, East Texas-Austin Chalk-North Louisiana, Onshore Gulf of Mexico, Rocky Mountains, Offshore Gulf of Mexico and Western Canada. We have a significant presence in the first five of these producing regions where, according to the Oil and Gas

Journal's "1999 Worldwide Gas Processing Report," we are among the three largest midstream natural gas companies based on volumes of natural gas gathered and processed or volumes of NGLs produced.

     Raw Natural Gas Supply Arrangements. Typically, we take ownership of raw natural gas at the wellhead. Each producer generally dedicates to us the raw natural gas produced from designated oil and natural gas leases for a specific term. The term will typically extend for three to seven years. We currently have more than 15,000 active contracts with over 5,000 producers. We obtain access to raw natural gas and provide our midstream natural gas service principally under three types of contracts: percentage-of-proceeds contracts, fee-based contracts and keep-whole contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview -- Effects of Our Raw Natural Gas Supply Arrangements" for a description of these types of contracts.

     Raw Natural Gas Gathering. As of December 31, 2000, we had approximately 25 trillion cubic feet of raw natural gas supplies attached to our systems. We receive raw natural gas from a diverse group of producers under contracts with varying durations to provide a stable supply of raw natural gas through our processing plants. A significant portion of the raw natural gas that is processed by us is produced by large producers, including Phillips, Anadarko, Enron, Exxon Mobil, and Louis Dreyfus, which together account for approximately 20% of our processed raw natural gas.

     We continually seek new supplies of raw natural gas, both to offset natural declines in production from connected wells and to increase throughput volume. Historically, we have been successful in connecting additional supplies to more than offset natural declines in production.

     We obtain new well connections in our operating areas by contracting for production from new wells or by obtaining raw natural gas that has been released from other gathering systems. Producers may switch raw natural gas from one gathering system to another to obtain better commercial terms, conditions and service levels.

     We believe our significant asset base and scope of our operations provide us with significant opportunities to add released raw natural gas to our systems. In addition, we have significant processing capacity in the Onshore Gulf of Mexico, Offshore Gulf of Mexico and Rocky Mountain regions, which, according to the EIA Report contain significant quantities of proved natural gas reserves. We also have a presence in other potential high-growth areas such as the Western Canadian Sedimentary Basin. As a result of new connections resulting from both increased drilling and released raw natural gas, we connected approximately 1,900 additional receipt points in 2000.

     Gathering systems are operated at design pressures that will maximize the total throughput from all connected wells. On gathering systems where it is economically feasible, we operate at a relatively low pressure, which can allow us to offer a significant benefit to raw natural gas producers. Specifically, lower pressure gathering systems allow wells, which produce at progressively lower field pressures as they age, to remain connected to gathering systems and continue to produce for longer periods of time. As the pressure of a well declines, it becomes increasingly more difficult to deliver the remaining production in the ground against a higher pressure that exists in the connecting gathering system. Field compression is typically used to lower the pressure of a gathering system. If field compression is not installed, then the remaining production in the ground will not be produced because it cannot overcome the higher gathering system pressure. In contrast, if field compression is installed, then a well can continue delivering production that otherwise would not be produced. Our field compression systems provide the flexibility of connecting a high pressure well to the downstream side of the compressor even though the well is producing at a pressure greater than the upstream side. As the well ages and the pressure naturally declines, the well can be reconnected to the upstream, low pressure side of the compressor and continue to produce. By maintaining low pressure systems with field compression units, we believe that the wells connected to our systems are able to produce longer and at higher volumes before disconnection is required.

     Raw Natural Gas Processing. Most of our natural gas gathering systems feed into our natural gas processing plants. Our processing plants received an average of approximately 5.9 trillion Btus per day of raw gas and produced an average of 360,000 barrels per day of NGLs during 2000.

     Our natural gas processing operations involve the extraction of NGLs from raw natural gas, and, at certain facilities, the fractionation of NGLs into their individual components (ethane, propane, butanes and natural gasoline). We sell NGLs produced by our processing operations to a variety of customers ranging from large, multi-national petrochemical and refining companies, including Phillips, to small, regional retail propane distributors.

     At four plants, we also extract helium from the residue gas stream. Helium is used for medical diagnostics, in arc welding and other metallurgical and chemical processes, in the space exploration program and other scientific applications, for diluting oxygen for breathing (by patients with respiratory ailments and by deep-sea divers) and for inflating lighter-than-air aircraft and balloons. These plants are among the few helium extraction facilities in the United States. We extracted approximately 788,000 million cubic feet of helium during 2000, producing revenues of approximately $20.0 million.

     Hydrogen sulfide also is separated in the treating and processing cycle. During 2000, we produced and sold approximately 51,000 long tons of sulfur, producing revenues of approximately $0.9 million.

     We also remove off-quality crude oil, nitrogen, carbon dioxide and brine from the raw natural gas stream. The nitrogen and carbon dioxide are released into the atmosphere, and the crude oil and brine are accumulated and stored temporarily at field compressors or the various plants. The brine is transported to licensed disposal wells owned either by us or by third parties. The crude oil is sold in the off-quality crude oil market.

     Residue Gas Marketing. In addition to our gathering and processing activities discussed above, we are involved in the purchase and sale of residue gas, directly or through our wholly owned gas marketing company. Our gas marketing efforts primarily involve supplying the residue gas demands of end-user customers that are physically attached to our pipeline systems and supplying the gas processing requirements associated with our keep-whole processing agreements.

     We are focused on extracting the highest possible value for the residue gas that results from our processing and transportation operations. Of the residue gas that we market, we currently sell approximately 25% to various on-system users and approximately 75% to industrial end-users, national wholesale gas marketing companies (including Duke Energy Trading and Marketing, a subsidiary of Duke Energy and one of the largest gas marketers in the United States) and electric utilities.

     Our Spindletop storage facility plays an important role in our ability to act as a full-service natural gas marketer. We lease approximately two-thirds of the facility's capacity to our customers, and we use the balance to manage relatively constant natural gas supply volumes with uneven demand levels and provide "backup" service to our customers.

     The natural gas marketing industry is a highly competitive commodity business with a significant degree of price transparency. We provide a full range of natural gas marketing services in conjunction with the gathering, processing, and transportation services we offer on our facilities, which allows us to use our asset infrastructure to enhance our revenues across each aspect of the natural gas value chain.

     Financial Services. We provide mezzanine financing to producers seeking capital for production enhancement in our core physical and marketing asset areas. We provide financing to operators as part of our efforts to increase utilization of our existing assets, gain access to incremental supplies and generate opportunities for us to expand existing infrastructure and/or construct new gathering lines and processing facilities. The majority of the financing plans we offer are asset-based. This program has created significant gathering and processing opportunities for us. At December 31, 2000, we had $29.5 million in financing outstanding under this program.

  Regions of Operations

     Our operations cover substantially all of the major natural gas producing regions in the United States, as well as portions of Western Canada. Our geographic diversity reduces the impact of regional price fluctuations and regional changes in drilling activity.

     Our raw natural gas gathering and processing assets are managed in line with the seven geographic regions in which we operate. The following table provides information concerning the raw natural gas gathering systems and processing plants owned or operated by us at December 31, 2000.

                                                                                  2000 OPERATING DATA(1)
                                     GAS                                         ------------------------
                                  GATHERING   COMPANY     PLANTS     NET PLANT   PLANT INLET      NGLS
                                   SYSTEM     OPERATED   OPERATED    CAPACITY     VOLUME(2)    PRODUCTION
REGION                             (MILES)     PLANTS    BY OTHERS   (MMCF/D)     (BBTU/D)      (BBLS/D)
------                            ---------   --------   ---------   ---------   -----------   ----------
Permian Basin...................   12,774        18          2         1,406        1,393       126,265
Mid-Continent...................   30,243        19          2         2,285        1,901       124,987
East Texas-Austin Chalk-North
  Louisiana.....................    5,642         9          0         1,457        1,136        67,827
Onshore Gulf of Mexico..........    3,788         7          1         1,118        1,061        45,685
Rocky Mountains.................    3,454         9          1           590          517        28,169
Offshore Gulf of Mexico.........      452         2          5           922          226         7,978
Western Canada..................      279         4          0           204          133           360
                                   ------        --         --         -----        -----       -------
Total...........................   56,632        68         11         7,982        6,367       401,271

---------------

(1) Reflects 12 month average volumes except for assets acquired in connection with the Combination, which are averaged over the 9 months following the Combination.

(2) Excludes inlet volumes of about 500 BBtu/d net for plants operated by others.

     Our key suppliers of raw natural gas in these seven regions include major integrated oil companies, independent oil and gas producers, intrastate pipeline companies and natural gas marketing companies. Our principal competitors in this segment of our business consist of major integrated oil companies, independent oil and gas gatherers, and interstate and intrastate pipeline companies.

     Regional Growth Strategies. Growth of our gas gathering and processing operations is key to our success. Increased raw natural gas supply enables us to increase throughput volumes and asset utilization throughout our entire midstream natural gas value chain. As we develop our regional growth strategies, we evaluate the nature of the opportunity that a particular region presents. The attributes that we evaluate include the nature of the gas reserves and production profile, existing midstream infrastructure including capacity and capabilities, the regulatory environment, the characteristics of the competition, and the competitive position of our assets and capabilities. In a general sense, we employ one or more of the strategies described below:

     - Growth -- in regions where production is expected to grow significantly and/or there is a need for additional gathering and processing infrastructure, we plan to expand our gathering and processing assets by following a disciplined acquisition strategy, by expanding existing infrastructure, and by constructing new gathering lines and processing facilities.

     - Consolidation -- in regions that include mature producing basins with flat to declining production or that have excess gathering and processing capacity, we seek opportunities to efficiently consolidate the existing asset base in order to increase utilization and operating efficiencies and realize economies of scale.

     - Opportunistic -- in regions where production growth is not primarily generated by new exploration drilling activity we intend to optimize our existing assets and selectively expand certain facilities or construct new facilities to seize opportunities to increase our throughput. These regions are generally experiencing stable to increasing production through the application of new drilling technologies like 3-D seismic, horizontal drilling and improved well completion techniques. The application of new technologies is causing the drilling of additional wells in areas of existing production and recompletions of existing wells which create additional opportunities to add new gas supplies.

     In each region, we plan to apply both our broad overall business strategy and the strategy uniquely suited to each region. We believe this plan will yield balanced growth initiatives, including new construction in certain high growth areas, expansion of existing systems and complementary acquisitions, combined with efficiency improvements and/or asset consolidation. We also plan to rationalize assets and redeploy capital to higher value opportunities.

     A description of our operations, key suppliers and principal competitors in each region is set forth below:

     Permian Basin. Our facilities in this region are located in West Texas and Southeast New Mexico. We own majority interests in and are the operator of 18 natural gas processing plants in this region. In addition, we own minority interests in two other natural gas processing plants that are operated by others. Our natural gas processing plants are strategically located to access Permian Basin production. Our plants have processing capacity net to our interest of 1.4 billion cubic feet of raw natural gas per day. Operations in this region are primarily focused on gathering and processing, but we also are positioned for marketing residue gas and NGLs. We offer low, intermediate, and high pressure gathering and processing and both high and low NGLs content treating. Three of our processing facilities provide fractionation services. Residue gas sales are enhanced by access to the Waha Hub where multiple pipeline interconnects source gas for virtually every market in the United States. Our older facilities have been modernized to improve product recoveries, and some of our plants offer sulfur removal. During 2000, these plants operated at an overall 79% capacity utilization rate. On average, the raw natural gas from West Texas contains approximately 6.8 gallons of NGLs per thousand cubic feet, while raw natural gas from New Mexico contains approximately 4.6 gallons of NGLs per thousand cubic feet.

     As we generally pursue a consolidation strategy in this region, our assets will allow us to compete for new gas supplies in most major fields and benefit from the expected increase in drilling and production from technological advances. In addition, our ability to redirect gas between several processing plants allows us to maximize utilization of our processing capacity in this region.

     Our key suppliers in this region include Exxon Mobil, Occidental, Anadarko, Phillips, Louis Dreyfus Natural Gas and Yates Petroleum. Our principal competitors in this region include Dynegy, Sid Richardson, Conoco, Western Gas, British Petroleum, El Paso, Marathon and Texaco.

     Mid-Continent. Our facilities in this region are located in Oklahoma, Kansas, the Texas Panhandle and the Ladder Creek area of Southeast Colorado. In this region, we own and are the operator of 19 natural gas processing plants. We also own minority interests in two other natural gas processing plants that are operated by others. We gather and process raw natural gas primarily from the Arkoma, Ardmore, and Anadarko basins, including the prolific Hugoton and Panhandle fields. Our plants have processing capacity net to our interest of 2.3 billion cubic feet of raw natural gas per day. During 2000, our plants operated at an overall 74% capacity utilization rate. On average, the raw natural gas from this region contains 4.7 gallons of NGLs per thousand cubic feet.

     We also produce approximately 25% of the United States domestic supply of helium from our Mid-Continent facilities. Annual growth in demand for helium over the past 15 years has been approximately 8.5% per year. Because of its unique characteristics and use as an industrial gas, we expect demand for helium to grow well into the future.

     Existing production in the Mid-Continent region is typically from mature fields with shallow decline profiles that will provide our plants with a dependable source of raw natural gas over a long term. With the development of improved exploration and production techniques such as 3-D seismic and horizontal drilling over the past several years, additional reserves have become economically producible in this region. We hold large acreage dedication positions with various producers who have developed programs to add substantially to their reserve base. The infrastructure of our plants and gathering facilities is uniquely positioned to pursue our consolidation strategy.

     Our key suppliers in this region include Phillips, OXY USA and Anadarko Petroleum. Our principal competitors in this region include El Paso Field Services, Oneok Field Services and Enogex Inc.

     East Texas-Austin Chalk-North Louisiana. Our facilities in this region are located in East Texas, North Louisiana and the Austin Chalk formation of East Central Texas and Central Louisiana. We own majority interests in and are the operator of 9 natural gas processing plants in this region. Our plants have processing capacity net to our interest of 1.5 billion cubic feet of raw natural gas per day. During 2000, these plants operated at an overall 67% capacity utilization rate. In this region we also own three gathering systems, which, in the aggregate, can gather and transport approximately 480 million cubic feet of raw natural gas per day.

     Our East Texas operations are centered around our East Texas Complex, located near Carthage, Texas. This plant complex is the second largest raw natural gas processing facility in the continental United States, based on liquids recovery, and currently produces approximately 40,000 barrels per day of NGLs. Our 165-mile gathering network aggregates production to the East Texas Complex, which currently gathers approximately 130 million cubic feet of raw natural gas per day. In addition, the plant is connected to and processes raw natural gas from several other gathering systems, including those owned by Koch, Anadarko and American Central. Most of the raw natural gas processed at the complex is contracted under percent-of-proceeds agreements with an average remaining term of approximately five years. This plant is adjacent to our Carthage Hub, which delivers residue gas to interconnects with 12 interstate and intrastate pipelines. The Carthage Hub, with an aggregate delivery capacity of two billion cubic feet per day, acts as a key exchange point for the purchase and sale of residue gas. In this region, we also own and operate the Fuels Cotton Valley Gathering System, which consists of 76 miles of pipeline and currently gathers approximately 21 million cubic feet of raw natural gas per day.

     As we pursue a combination of opportunistic and consolidation strategies in this diverse region, we intend to leverage our modern processing capacity, intrastate gas pipeline and NGL assets.

     Our key suppliers in this region include Anadarko, Devon and Phillips. Our principal competitors in this region include Koch, El Paso Field Services and Southwest Pipeline Corporation.

     Onshore Gulf of Mexico. Our facilities in this region are located in South Texas and the Southeastern portions of the Texas Gulf Coast. We own a 100% interest in and are the operator of 7 natural gas processing plants and the Spindletop gas storage facility in this region. In addition, we own a minority interest in one natural gas processing plant that is operated by another entity. Our plants have processing capacity net to our interest of 1.1 billion cubic feet of raw natural gas per day. During 2000, the plants in this region ran at an overall 85% capacity utilization rate.

     Our Spindletop natural gas storage facility is located near Beaumont, Texas and has current working natural gas capacity of 8.5 billion cubic feet, plus expansion potential of up to an additional 10 billion cubic feet. We currently have approximately 5.0 billion cubic feet of the available storage capacity under lease with expiration terms out to July 2004. This high deliverability storage facility is positioned to meet the needs of the natural gas-fired electric generation marketplace, currently the fastest growing demand segment of the natural gas industry. The facility interconnects with 10 interstate and intrastate pipelines and is designed to handle the hourly demand needs of power generators.

     To achieve growth in our Onshore Gulf of Mexico region, we intend to fully integrate our recently acquired assets and use the diversity of our current asset base to provide value-added services to our broad customer base. We will also seek additional opportunities to participate in the anticipated growth in supply from this region.

     Our key suppliers in this region include Apache, United Oil and Minerals and TransTexas. Our principal competitors in this region include El Paso Gas Transmission, Co., Tejas Gas Corp. and Houston Pipe Line Company.

     Rocky Mountains. Our facilities in this region are located in the DJ Basin of Northern Colorado, the Greater Green River Basin and Overthrust Belt areas of Southwest Wyoming and Northeast Utah. We own a 100% interest in and are the operator of 9 natural gas processing plants in this region. In addition, we own a minority interest in one natural gas processing plant that is operated by another entity. Our plants have processing capacity net to our interest of 600 million cubic feet of raw natural gas per day. During 2000, our plants in this region operated at an overall 74% capacity utilization rate. These assets provide for the gathering and processing of raw natural gas and the transportation and fractionation of NGLs.

     The Rocky Mountains region has well placed assets with strong competitive positions in areas that are expected to benefit from increased drilling activity, providing us with a platform for growth. In this region, we expect to achieve growth through our existing assets, strategic acquisitions and development of new facilities. In addition, we intend to pursue an opportunistic strategy in areas where new technologies and recovery methods are being employed.

     Our key suppliers in the region include Patina Oil & Gas, HS Resources and Anadarko. Our principal competitors in this region include HS Resources, Williams Field Services and Western Gas Resources.

     Offshore Gulf of Mexico. Our facilities in this region are located along the Gulf Coast areas of Louisiana, Mississippi and Alabama. We own minority interests in and are the operator of two natural gas processing plants in this region. In addition, we own a 51% interest in one natural gas processing plant and minority interests in four other natural gas processing plants, all of which are operated by other entities. The plants have processing capacity net to our interest of 900 million cubic feet of raw natural gas per day. During 2000, our plants in this region operated at an overall 77% capacity utilization rate. Each of these plants straddle offshore pipeline systems delivering a relatively lower NGLs content gas stream than that of our onshore gathering systems, as approximately 40% of the produced NGLs content consists of ethane. As a result, the offshore region's revenues are concentrated in fee-based business arrangements.

     In addition, we own a 37% interest in the Dauphin Island Gathering Partnership, an offshore gathering and transmission system. Dauphin Island has attractive market outlets, including deliveries to Texas Eastern Transmission Corporation, Transco, Gulf South (formerly Koch Gateway), and Florida Gas Transmission for re-delivery to the Southeast, Mid-Atlantic, Northeast and New England natural gas markets. Dauphin Island's leased capacity on Texas Eastern Transmission Corporation's pipeline provides us with a means to cross the Mississippi River to deliver or receive production from the Venice, Louisiana natural gas hub area. Further, the Main Pass Oil Gathering Company system, in which we own a 33% interest, also has access to a variety of markets through existing shallow-water and deep-water interconnections and dual market outlets into Shell's Delta terminal as well as Chevron's Cypress terminal.

     We believe that the Offshore Gulf of Mexico production area will be one of the most active regions for new drilling in the United States. Our strategic growth plan for this region is to add new facilities to our existing base so that we can capture new offshore development opportunities. Our existing assets in the eastern Gulf of Mexico are positioned to access new and ongoing production developments. Based on our broad range of assets in the region, we intend to capture incremental margins along the natural gas value chain.

     Our key suppliers in the Offshore Gulf of Mexico region include Coastal, Exxon Mobil and CNG Producing Company. Our principal competitors in this region include El Paso Energy, Coral Energy and Williams.

     Western Canada. We own a majority interest in and are the operator of four natural gas processing plants in Western Canada that are strategically located in the Peace River Arch area of Northwestern Alberta. Our facilities in this region have processing capacity net to our interest of 200 million cubic feet of raw natural gas per day. Our 279-mile gathering system located in this region supports these processing facilities. During 2000, our processing plants in this area operated at an overall 59% capacity utilization rate. Our processing facilities in this area are new, with the majority having been constructed since 1995. Our processing arrangements are primarily fee-based, providing an income stream that is not subject to fluctuations in commodity prices. Our foreign operations in Canada are subject to risks inherent in transactions involving foreign currencies and political uncertainties.

     The Peace River Arch area continues to be an active drilling area with land widely held among several large and small producers. Multiple residue gas market outlets can be accessed from our facilities through connections to TransCanada's NOVA system, the Westcoast system into British Columbia and the Alliance Pipeline.

     According to the EIA Report, less than 20% of the gathering and processing assets in the area are owned by midstream gathering and processing companies. As a result, we believe that significant growth opportunities exist in this region. We anticipate that producers in this area may follow the lead of U.S. producers and divest their midstream assets over the next few years. We are positioned to capitalize on this fundamental shift in the Canadian natural gas processing industry and plan to expand our position in Alberta and British Columbia through additional acquisitions and greenfield projects.

     Our key suppliers in this region include Star Oil & Gas Ltd., Talisman Energy Inc. and Anderson Exploration Ltd. Our principal competitors in the area include TransCanada Midstream, Talisman Energy Inc. and Westcoast Energy, Inc.

NATURAL GAS LIQUIDS TRANSPORTATION, FRACTIONATION AND MARKETING

  Overview

     We market our NGLs and provide marketing services to third party NGL producers and sales customers in significant NGL production and market centers in the United States. During 2000, our NGL transportation, fractionation and marketing activities produced $48.7 million of gross margin and $58.7 million of EBITDA. In 2000, we marketed and traded approximately 505,000 barrels per day of NGLs, of which approximately 79% was production for our own account, ranking us as one of the largest NGLs marketers in the country.

     Our NGL services include plant tailgate purchases, transportation, fractionation, flexible pricing options, price risk management and product-in-kind agreements. Our primary NGL operations are located in close proximity to our gathering and processing assets in each of the regions in which we operate, other than Western Canada. We own interests in two NGLs fractionators at the Mont Belvieu, Texas market center, the Mont Belvieu I fractionation facility and the Enterprise Products fractionation facility. In addition, we own an interest in the Black Lake Pipeline in Louisiana and East Texas. We also own several regional fractionation plants and NGL pipelines.

     We possess a large asset base of NGL fractionators and pipelines that are used to provide value-added services to our refining, chemical, industrial, retail and wholesale propane-marketing customers. We intend to capture premium value in local markets while maintaining a low cost structure by maximizing facility utilization at our 12 regional fractionators and 10 pipeline systems. Our current fractionation capacity is approximately 153,000 barrels per day.

  Strategy

     Our strategy is to exploit the size, scope and reliability of supply from our raw natural gas processing operations and apply our knowledge of NGL market dynamics to make additional investments in NGL infrastructure. Our interconnected natural gas processing operations provide us with an opportunity to capture fee-based investment opportunities in certain NGL assets, including pipelines, fractionators and terminals. In conjunction with this investment strategy and as an enhancement to the margin generation from our NGL assets, we also intend to focus on the following areas: producer services, local sales and fractionation, market hub fractionation, transportation and market center trading and storage, each of which is discussed briefly below.

     Producer Services. We plan to expand our services to producers principally in the areas of price risk management and handling the marketing of their products. Over the last several years, we have expanded our supply base significantly beyond our own equity production by providing a long-term market for third-party NGLs at competitive prices.

     Local Sales and Fractionation. We will seek opportunities to maximize value of our product by expanding local sales. We have fractionation capabilities at 14 of our raw natural gas processing plants. Our ability to fractionate NGLs at regional processing plants provides us with direct access to local NGLs markets.

     Market Hub Fractionation. We will focus on optimizing our product slate from our two Gulf Coast fractionators, the Mont Belvieu I and Enterprise Products fractionators, where we have a combined owned capacity of 57,000 barrels per day. The control of products from these fractionators complements our market center trading activity.

     Transportation. We will seek additional opportunities to invest in NGL pipelines and secure favorable third party transportation arrangements. We use company-owned NGL pipelines to transport approximately 54,500 barrels per day of our total NGL pipeline volumes, providing transportation to market center fractionation hubs or to end use markets. We also are a significant shipper on third party pipelines in the Rocky Mountains, Mid-Continent and Permian Basin producing regions and, as a result, receive the benefit of incentive rates on many of our NGLs shipments.

     Market Center Trading and Storage. We use trading and storage at the Mont Belvieu, Texas and Conway, Kansas NGL market centers to manage our price risk and provide additional services to our customers. We undertake these activities through the use of fixed forward sales, basis and spread trades, storage opportunities, put/call options, term contracts and spot market trading. We believe there are additional opportunities to grow our price risk management services with our industrial customer base.

  Key Suppliers and Competition

     The marketing of NGLs is a highly competitive business that involves integrated oil and natural gas companies, mid-stream gathering and processing companies, trading houses, international liquid propane gas producers and refining and chemical companies. There is competition to source NGLs from plant operators for movement through pipeline networks and fractionation facilities as well as to supply large consumers such as multi-state propane, refining and chemical companies with their NGLs needs. Our three largest suppliers are our own plants, Anadarko and Pacific Gas & Electric. Our largest sales customers are Phillips, Equistar Chemicals, Dow Chemical and Exxon Mobil, which accounted for 23.3%, 6.4%, 4.0% and 3.5%, respectively, of our total revenues in 2000. Our three principal competitors in the marketing of NGLs are Dynegy, Koch and Enterprise. In 2000, we marketed and traded an average of approximately 505,000 barrels per day, or approximately 16% of the available domestic supply, which includes gas plant production, refinery plant production and imports.

TEPPCO

     On March 31, 2000, we obtained by transfer from Duke Energy, the general partner of TEPPCO, a publicly traded limited partnership. TEPPCO operates in two principal areas:

     - refined products and liquefied petroleum gases transportation; and

     - crude oil and NGLs transportation and marketing.

     TEPPCO is one of the largest pipeline common carriers of refined petroleum products and liquefied petroleum gases in the United States. Its operations in this line of business consist of:

     - interstate transportation, storage and terminaling of petroleum products;

     - short-haul shuttle transportation of liquefied petroleum gas at the Mont Belvieu, Texas complex;

     - sale of product inventory;

     - fractionation of NGLs; and

     - ancillary services.

     TEPPCO owns and operates an approximate 4,500-mile products pipeline system, which includes storage facilities and delivery terminals, extending from southeast Texas through central and midwest states to the northeast United States. TEPPCO also owns and operates approximately 2,700 miles of crude oil gathering and trunk line pipelines and approximately 600 miles of NGL pipelines, primarily in Texas and Oklahoma. TEPPCO also owns an interest in, and operates, a 500-mile large diameter crude oil pipeline that is among the lowest cost and the most direct alternative for moving imported crude oil from the Texas Gulf Coast to the mid-continent and midwest refining sector. TEPPCO also owns interests in two joint venture crude oil pipelines operating in New Mexico, Oklahoma and Texas. TEPPCO's asset base includes the only pipeline system that transports liquefied petroleum gases to the northeast United States from the Texas Gulf Coast.

TEPPCO recently initiated a new service to the petrochemical industry through the construction, ownership and operation of three pipelines in Texas between Mont Belvieu and Port Arthur.

     We believe that our ownership of the general partnership interest of TEPPCO improves our business position in the transportation sector of the midstream natural gas industry and provides us additional flexibility in pursuing our disciplined acquisition strategy by providing an alternative acquisition vehicle. It also provides us with an opportunity to sell to TEPPCO appropriate assets currently held by us.

     The general partner of TEPPCO manages and directs TEPPCO under the TEPPCO partnership agreement and the partnership agreements of its operating partnerships. Under the partnership agreements, the general partner of TEPPCO is reimbursed for all direct and indirect expenses it incurs and payments it makes on behalf of TEPPCO.

     TEPPCO makes quarterly cash distributions of its available cash, which consists generally of all cash receipts less disbursements and cash reserves necessary for working capital, anticipated capital expenditures and contingencies, the amounts of which are determined by the general partner of TEPPCO.

     The partnership agreements provide for incentive distributions payable to the general partner of TEPPCO out of TEPPCO's available cash in the event quarterly distributions to its unitholders exceed certain specified targets. In general, subject to certain limitations, if a quarterly distribution exceeds a target of $.275 per limited partner unit, the general partner of TEPPCO will receive incentive distributions equal to:

     - 15% of that portion of the distribution per limited partner unit which exceeds the minimum quarterly distribution amount of $.275 but is not more than $.325, plus

     - 25% of that portion of the quarterly distribution per limited partner unit which exceeds $.325 but is not more than $.45, plus

     - 50% of that portion of the quarterly distribution per limited partner unit which exceeds $.45.

     At TEPPCO's 2000 per unit distribution level, the general partner:

     - receives approximately 18% of the cash distributed by TEPPCO to its partners, which consists of 16% from the incentive cash distribution and 2% from the general partner interest; and

     - under the incentive cash distribution provisions, receives 50% of any increase in TEPPCO's per unit cash distributions.

     During 2000, total cash distributions to the general partner of TEPPCO were $14.5 million.

     In July 2000, TEPPCO acquired, for $318.5 million, Atlantic Richfield Company's ownership interests in a 500-mile crude oil pipeline that extends from a marine terminal at Freeport, Texas to Cushing, Oklahoma, a 416-mile crude oil pipeline that extends from Jal, New Mexico to Cushing, a 400-mile crude oil pipeline that extends from West Texas to Houston, crude oil terminal facilities in Midland, Texas, Cushing and the Houston area and receipt and delivery pipelines centered around Midland.

     In August 2000, TEPPCO announced the execution of definitive agreements with CMS Energy Corporation and Marathon Ashland Petroleum LLC to form Centennial Pipeline, LLC. Centennial Pipeline will own and operate an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to Illinois. TEPPCO and each of the other two participants will own a one-third interest in Centennial Pipeline.

     In December 2000, TEPPCO completed an acquisition of pipeline assets from the Company for $91 million. The purchase included two natural gas liquids pipelines in East Texas. The Panola Pipeline, a 189-mile pipeline from Carthage, Texas to Mont Belvieu, Texas, has a capacity of approximately 38,000 barrels per day. The San Jacinto Pipeline, a 34-mile pipeline from Carthage to Longview, Texas, has a capacity of approximately 11,000 barrels per day. A lease of a 34-mile condensate pipeline from Carthage to Marshall, Texas, was also assumed. All three pipelines originate at the Company's East Texas Plant Complex in Panola County, Texas.

NATURAL GAS SUPPLIERS

     We purchase substantially all of our raw natural gas from producers under varying term contracts. Typically, we take ownership of raw natural gas at the wellhead, settling payments with producers on terms set forth in the applicable contracts. These producers range in size from small independent owners and operators to large integrated oil companies, such as Phillips, our largest single supplier. No single producer accounted for more than 10% of our natural gas throughput in 2000. Each producer generally dedicates to us the raw natural gas produced from designated oil and natural gas leases for a specific term. The term will typically extend for three to seven years and in some cases for the life of the lease. We currently have over 15,000 active contracts with over 5,000 producers. We consider our relations with our producers to be good. For a description of the types of contracts we have entered into with our suppliers, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview -- Effects of Our Raw Natural Gas Supply Arrangements."

COMPETITION

     We face strong competition in acquiring raw natural gas supplies. Our competitors in obtaining additional gas supplies and in gathering and processing raw natural gas include:

     - major integrated oil companies;

     - major interstate and intrastate pipelines or their affiliates;

     - other large raw natural gas gatherers that gather, process and market natural gas and/or NGLs; and

     - a relatively large number of smaller raw natural gas gatherers of varying financial resources and experience.

     Competition for raw natural gas supplies is concentrated in geographic regions based upon the location of gathering systems and natural gas processing plants. Although we are one of the largest gatherers and processors in most of the geographic regions in which we operate, most producers in these areas have alternate gathering and processing facilities available to them. In addition, producers have other alternatives, such as building their own gathering facilities or in some cases selling their raw natural gas supplies without processing. Competition for raw natural gas supplies in these regions is primarily based on:

     - the reputation, efficiency and reliability of the gatherer/processor, including the operating pressure of the gathering system;

     - the availability of gathering and transportation;

     - the pricing arrangement offered by the gatherer/processor; and

     - the ability of the gatherer/processor to obtain a satisfactory price for the producers' residue gas and extracted NGLs.

     In addition to competition in raw natural gas gathering and processing, there is vigorous competition in the marketing of residue gas. Competition for customers is based primarily upon the price of the delivered gas, the services offered by the seller, and the reliability of the seller in making deliveries. Residue gas also competes on a price basis with alternative fuels such as oil and coal, especially for customers that have the capability of using these alternative fuels and on the basis of local environmental considerations. Also, to foster competition in the natural gas industry, certain regulatory actions of FERC and some states have allowed buying and selling to occur at more points along transmission and distribution systems.

     Competition in the NGLs marketing area comes from other midstream NGLs marketing companies, international producers/traders, chemical companies and other asset owners. Along with numerous marketing competitors, we offer price risk management and other services. We believe it is important that we tailor our services to the end-use customer to remain competitive.

REGULATION

     Transportation. Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated under the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978, and the regulations promulgated thereunder by the Federal Energy Regulatory Commission (FERC). In the past, the federal government regulated the prices at which natural gas could be sold. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all Natural Gas Act and Natural Gas Policy Act price and non-price controls affecting wellhead sales of natural gas. Congress could, however, reenact field natural gas price controls in the future, though we know of no current initiative to do so.

     As a gatherer, processor and marketer of raw natural gas, we depend on the natural gas transportation and storage services offered by various interstate and intrastate pipeline companies to enable the delivery and sale of our residue gas supplies. In accordance with methods required by FERC for allocating the system capacity of "open access" interstate pipelines, at times other system users can preempt the availability of interstate natural gas transportation and storage service necessary to enable us to make deliveries and sales of residue gas. Moreover, shippers and pipelines may negotiate the rates charged by pipelines for such services within certain allowed parameters. These rates will also periodically vary depending upon individual system usage and other factors. An inability to obtain transportation and storage services at competitive rates can hinder our processing and marketing operations and affect our sales margins.

     The intrastate pipelines that we own are subject to state regulation and, to the extent they provide interstate services under Section 311 of the Natural Gas Policy Act of 1978, also are subject to FERC regulation. We also own a partnership interest in Dauphin Island Gathering Partners, which owns and operates a natural gas gathering system and interstate transmission system located in offshore waters south of Louisiana and Alabama. The offshore gathering system is not a jurisdictional entity under the Natural Gas Act; the interstate offshore transmission system is regulated by FERC.

     Commencing in April 1992, FERC issued Order No. 636 and a series of related orders that require interstate pipelines to provide open-access transportation on a basis that is equal for users of the pipeline services. FERC has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. Order No. 636 applies to our activities in Dauphin Island Gathering Partners and how we conduct gathering, processing and marketing activities in the market place serviced by Dauphin Island Gathering Partners. The courts have largely affirmed the significant features of Order No. 636 and the numerous related orders pertaining to individual pipelines, although certain appeals remain pending and FERC continues to review and modify its regulations. For example, the FERC recently issued Order No. 637 which, among other things:

     - lifts the cost-based cap on pipeline transportation rates in the capacity release market until September 30, 2002 for short-term releases of pipeline capacity of less than one year;

     - permits pipelines to charge different maximum cost-based rates for peak and off-peak periods;

     - encourages, but does not mandate, auctions for pipeline capacity;

     - requires pipelines to implement imbalance management services;

     - restricts the ability of pipelines to impose penalties for imbalances, overruns and non-compliance with operational flow orders; and

     - implements a number of new pipeline reporting requirements.

Order No. 637 also requires the FERC to analyze whether the FERC should implement additional fundamental policy changes, including, among other things, whether to pursue performance-based ratemaking or other non-cost based ratemaking techniques and whether the FERC should mandate greater standardization in terms and conditions of service across the interstate pipeline grid. In addition, the FERC recently implemented new regulations governing the procedure for obtaining authorization to construct new pipeline facilities and has issued a policy statement, which it largely affirmed in a recent order on rehearing, establishing a presumption in favor of requiring owners of new pipeline facilities to charge rates based solely on the costs associated with such new pipeline facilities. We cannot predict what further action FERC will take on these matters. However, we do not believe that we will be affected by any action taken previously or in the future on these matters materially differently than other natural gas gatherers, processors and marketers with which we compete.

     Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, FERC and the courts. The natural gas industry historically has been heavily regulated; therefore, there is no assurance that the less stringent and pro-competition regulatory approach recently pursued by FERC and Congress will continue.

     Gathering. The Natural Gas Act exempts natural gas gathering facilities from the jurisdiction of FERC. Interstate natural gas transmission facilities, on the other hand, remain subject to FERC jurisdiction. FERC has historically distinguished between these two types of facilities on a fact-specific basis. We believe that our gathering facilities and operations meet the current tests that FERC uses to grant non-jurisdictional gathering facility status. However, there is no assurance that FERC will not modify such tests or that all of our facilities will remain classified as natural gas gathering facilities.

     Some states in which we own gathering facilities have adopted laws and regulations that require gatherers either to purchase without undue discrimination as to source or supplier or to take ratably without undue discrimination natural gas production that may be tendered to the gatherer for handling. For example, the states of Oklahoma and Kansas also have adopted complaint-based statutes that allow the Oklahoma Corporation Commission and the Kansas Corporation Commission, respectively, to remedy discriminatory rates for providing gathering service where the parties are unable to agree. In a similar way, the Railroad Commission of Texas sponsors a complaint procedure for resolving grievances about natural gas gathering access and rate discrimination.

     The FERC recently issued Order No. 639, requiring that virtually all non-proprietary pipeline transporters of natural gas on the outer-continental shelf report information on their affiliations, rates and conditions of service. Among FERC's purposes in issuing these rules was the desire to provide shippers on the outer-continental shelf with greater assurance of open-access services on pipelines located on the outer-continental shelf and non-discriminatory rates and conditions of service on these pipelines. The FERC exempted Natural Gas Act-regulated pipelines, like that owned and operated by Dauphin Island Gathering Partners, from the new reporting requirements, reasoning that the information that these pipelines were already reporting was sufficient to monitor conformity with existing non-discrimination mandates. However, pipelines not regulated under the Natural Gas Act, like our gathering lines located on the outer-continental shelf, must comply with the new rules. This could increase our cost of regulatory compliance and place us at a disadvantage in comparison to companies that are not required to satisfy the reporting requirements. Order No. 639 may be altered on appeal, and it is not known at this time what effect these new rules, as they may be altered, will have on our business. We currently believe that Order No. 639 and the related reporting requirements will not have a material adverse effect on our existing business activities.

     Processing. The primary function of our natural gas processing plants is the extraction of NGLs and the conditioning of natural gas for marketing. FERC has traditionally maintained that a processing plant that primarily extracts NGLs is not a facility for transportation or sale of natural gas for resale in interstate commerce and therefore is not subject to its jurisdiction under the Natural Gas Act. We believe that our natural gas processing plants are primarily involved in removing NGLs and, therefore, are exempt from the jurisdiction of FERC.

     Transportation and Sales of Natural Gas Liquids. We have non-operating interests in two pipelines that transport NGLs in interstate commerce. The rates, terms and conditions of service on these pipelines are subject to regulation by the FERC under the Interstate Commerce Act. The Interstate Commerce Act requires, among other things, that petroleum products (including
NGLs) pipeline rates be just and reasonable and non-discriminatory. The FERC allows petroleum pipeline rates to be set on at least three bases, including historic cost, historic cost plus an index or market factors.

     Sales of Natural Gas Liquids. Our sales of NGLs are not currently regulated and are made at market prices. In a number of instances, however, the ability to transport and sell such NGLs are dependent on liquids pipelines whose rates, terms and conditions or service are subject to the Interstate Commerce Act. Although certain regulations implemented by the FERC in recent years could result in an increase in the cost of transporting NGLs on certain petroleum products pipelines, we do not believe that these regulations affect us any differently than other marketers of NGLs with whom we compete.

     U.S. Department of Transportation. Some of our pipelines are subject to regulation by the U.S. Department of Transportation with respect to their design, installation, testing, construction, operation, replacement and management. Comparable regulations exist in some states where we do business. These regulations provide for safe pipeline operations and include potential fines and penalties for violations.

     Safety and Health. Certain federal statutes impose significant liability upon the owner or operator of natural gas pipeline facilities for failure to meet certain safety standards. The most significant of these is the Natural Gas Pipeline Safety Act, which regulates safety requirements in the design, construction, operation and maintenance of gas pipeline facilities. In addition, we are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act and comparable state statutes, whose purpose is to maintain the safety of workers, both generally and within the pipeline industry. We have an internal program of inspection designed to monitor and enforce compliance with pipeline and worker safety requirements. We believe we are in substantial compliance with the requirements of these laws, including general industry standards, recordkeeping requirements, and monitoring of occupational exposure to hazardous substances.

     Canadian Regulation. Our Canadian assets in the province of Alberta are regulated by the Alberta Energy and Utilities Board. Our West Doe natural gas gathering pipeline, which crosses the Alberta/British Columbia border, falls under the jurisdiction of the National Energy Board. It is a Group 2 company which is regulated on a complaint only basis by the National Energy Board.

ENVIRONMENTAL MATTERS

     The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, we must comply with U.S. and Canadian laws and regulations at the federal, state, and local levels that relate to air and water quality, hazardous and solid waste management and disposal, and other environmental matters. Certain environmental regulations and laws affecting us include:

     - The Clean Air Act and the 1990 amendments to the Act, as well as counterpart state laws and regulations affecting emissions to the air, that impose responsibilities on the owners and/or operators of air emissions sources including obtaining permits and annual compliance and reporting obligations;

     - The Federal Water Pollution Control Act and its amendments, which require permits for facilities that discharge treated wastewater or other materials into waters of the United States;

     - The Federal Resource Conservation and Recovery Act and its amendments, which regulate the management, treatment, and disposal of solid and hazardous wastes, and state programs addressing parallel state issues;

     - The Comprehensive Environmental Response, Compensation, and Liability Act and its amendments, which may impose liability, regardless of fault, for historic or future disposal or releases of hazardous substances into the environment, including cleanup obligations associated with such releases or discharges;

     - State regulations for the reporting, assessment and remediation of releases of material to the environment, including historic releases of hydrocarbon liquids; and

     - Canadian Environmental Laws.

     Costs of planning, designing, constructing and operating pipelines, plants, and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, which can include the assessment of monetary penalties, the imposition of remedial requirements, the issuance of injunctions or restrictions on operation, and potentially federally-authorized citizen suits.

     For further discussion of our environmental matters, including possible liability and capital costs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Considerations" and Note 14 Commitments and Contingent Liabilities -- Environmental of the Notes to Consolidated Financial Statements.

EMPLOYEES

     As of December 31, 2000, we had approximately 3,400 employees, which includes approximately 800 employees of our wholly-owned subsidiary Texas Eastern Products Pipeline Company, LLC, the general partner of TEPPCO Partners, L.P. We are a party to three collective bargaining agreements which cover an aggregate of approximately 115 of our employees. We believe our relations with our employees are good.

ITEM 2. PROPERTIES.

     For information regarding the Company's properties, see "Item 1.
Business -- Natural Gas Gathering, Processing, Transportation, Marketing and Storage," "-- Natural Gas Liquids Transportation, Fractionation and Marketing," and "-- TEPPCO," each of which is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS.

     See Note 14 Commitments and Contingent Liabilities of the Notes to Consolidated Financial Statements for discussion of the Company's legal proceedings which is incorporated herein by reference.

     Management believes that the resolution of the matters discussed will not have a material adverse effect on the consolidated results of operations or the financial position of the Company.

     In addition to the foregoing, from time to time, we are named as parties in legal proceedings arising in the ordinary course of our business. We believe we have meritorious defenses to all of these lawsuits and legal proceedings and will vigorously defend against them. Based on our evaluation of pending matters and after consideration of reserves established, we believe that the resolution of these proceedings will not have a material adverse effect on our business, financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's members during the last quarter of 2000.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Duke Energy beneficially owns 69.7% of our outstanding member interests, and Phillips beneficially owns the remaining 30.3%. There is no market for our member interests. Unless otherwise approved by our board of directors, we are prohibited from making any distributions except distributions in an amount sufficient to pay certain tax obligations of our members that arise from their ownership of member interests.

     In August 2000, we issued $300.0 million of preferred members interests to affiliates of Duke Energy and Phillips. The proceeds from this financing were used to repay a portion of our outstanding commercial paper. The preferred member interests are entitled to cumulative preferential distributions of 9.5% per annum payable, unless deferred, semi-annually. We have the right to defer payments of preferential distributions on the preferred member interests, other than certain tax distributions, at any time and from time to time, for up to ten consecutive semi-annual periods. Deferred preferred distributions will accrue additional amounts based on the preferential distribution rate (plus 0.5% per annum) to the date of payment. The preferred member interests, together with all accrued and unpaid preferential distributions, must be redeemed and paid on the earlier of the thirtieth anniversary date of issuance or consummation of an initial public offering of the Company's equity securities.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected historical financial and other data for the Company and the Predecessor Company. The selected historical consolidated financial data as of December 31, 2000 and for the period then ended have been derived from the audited consolidated financial statements of the Company included elsewhere in this Form 10-K. The selected historical combined financial data as of December 31, 1999, 1998 and 1997 and for the periods then ended have been derived from the Predecessor Company's audited historical financial statements. The historical financial information for 1996 is derived from unaudited financial statements.

     The data should be read in conjunction with the financial statements and related notes and other financial information appearing elsewhere in this Form 10-K.

                                      2000       1999(1)        1998         1997         1996
                                   ----------   ----------   ----------   ----------   ----------
                                                           (IN THOUSANDS)
ANNUAL INCOME STATEMENT DATA:
Operating revenues:
  Sales of natural gas and
     petroleum products..........  $8,893,515   $3,310,260   $1,469,133   $1,700,029   $1,321,111
  Transportation, storage and
     processing..................     199,851      148,050      115,187      101,803       70,577
                                   ----------   ----------   ----------   ----------   ----------
          Total operating
            revenues.............   9,093,366    3,458,310    1,584,320    1,801,832    1,391,688
Costs and expenses:
  Natural gas and petroleum
     products....................   7,875,418    2,965,297    1,338,129    1,468,089    1,070,805
  Operating and maintenance......     331,572      181,392      113,556      104,308       93,838
  Depreciation and
     amortization................     234,862      130,788       75,573       67,701       55,500
  General and administrative.....     171,154       73,685       44,946       36,023       43,871
  Net (gain) loss on sale of
     assets......................     (10,660)       2,377      (33,759)        (236)      (2,350)
                                   ----------   ----------   ----------   ----------   ----------
          Total costs and
            expenses.............   8,602,346    3,353,539    1,538,445    1,675,885    1,261,664
Operating income.................     491,020      104,771       45,875      125,947      130,024
Equity in earnings of
  unconsolidated affiliates......      27,424       22,502       11,845        9,784        2,997
                                   ----------   ----------   ----------   ----------   ----------
Earnings before interest and
  tax............................     518,444      127,273       57,720      135,731      133,021
Interest expense.................     149,220       52,915       52,403       51,113       12,747
                                   ----------   ----------   ----------   ----------   ----------
Earnings before income tax.......     369,224       74,358        5,317       84,618      120,274
Income tax expense (benefit).....    (310,937)      31,029        3,289       33,380       35,665
                                   ----------   ----------   ----------   ----------   ----------
Net income.......................  $  680,161   $   43,329   $    2,028   $   51,238   $   84,609
                                   ==========   ==========   ==========   ==========   ==========

                                     2000        1999(1)        1998         1997         1996
                                  ----------   -----------   ----------   ----------   ----------
                                          (IN THOUSANDS, EXCEPT RATIOS AND PER UNIT DATA)
OTHER DATA:
  Cash flow from operations.....  $  713,065   $   173,136   $   40,409   $  173,357
  Cash flow from investing
     activities.................    (234,733)   (1,571,446)    (203,625)    (138,021)
  Cash flow from financing
     activities.................    (477,571)    1,398,934      162,514      (35,061)
Acquisitions and other capital
  expenditures..................  $  370,948   $ 1,570,083   $  185,479   $  121,978   $  524,730
EBITDA(2).......................  $  753,306   $   258,061   $  133,293   $  203,432   $  188,521
Ratio of EBITDA to interest
  expense(3)....................        5.05          4.88         2.54         3.98        14.79
Ratio of earnings to fixed
  charges(4)....................        3.46          2.33         1.07         2.52         9.11
Gas transported and/or processed
  (TBtu/d)......................         7.6           5.1          3.6          3.4          2.9
NGLs production(MBbl/d).........         359           192          110          108           79
MARKET DATA:
Average NGLs price per
  gallon(5).....................  $      .53   $       .34   $      .26   $      .35   $      .39
Average natural gas price per
  MMBtu(6)......................  $     3.89   $      2.27   $     2.11   $     2.59   $     2.59
BALANCE SHEET DATA (END OF
  PERIOD):
Total assets....................  $6,170,098   $ 3,482,296   $1,770,838   $1,649,213   $1,459,416
Long-term debt..................  $1,688,157   $   101,600   $  101,600   $  101,600   $  101,600
Preferred members' interest.....  $  300,000

---------------

(1) Includes the results of operations of Union Pacific Fuels for the nine months ended December 31, 1999. Union Pacific Fuels was acquired by the Predecessor Company on March 31, 1999.

(2) EBITDA consists of income from continuing operations before interest expense, income tax expense, and depreciation and amortization expense. EBIT consists of income from continuing operations before interest expense and income tax expense. Neither EBITDA nor EBIT is a measurement presented in accordance with generally accepted accounting principles. You should not consider either measure in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of our profitability or liquidity. EBITDA is included as a supplemental disclosure because it may provide useful information regarding our ability to service debt and to fund capital expenditures. However, not all EBITDA may be available to service debt.

(3) The ratio of EBITDA to interest expense represents a ratio that provides an investor with information as to our company's current ability to meet our financing costs.

(4) The ratios of earnings to fixed charges are computed utilizing the Securities and Exchange Commission ("SEC") mandated methods.

(5) Based on index prices from the Mont Belvieu and Conway market hubs that are weighted by our component and location mix for the periods indicated.

(6) Based on the NYMEX Henry Hub prices for the periods indicated.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Duke Energy Field Services, LLC holds the combined North American midstream natural gas gathering, processing, marketing and NGL business of Duke Energy and Phillips Petroleum. The transaction in which those businesses were combined is referred to as the "Combination."

     On March 31, 2000, we combined the gas gathering, processing, marketing and NGLs businesses of Duke Energy and Phillips. In connection with the Combination, Duke Energy and Phillips transferred all of their respective interests in their subsidiaries that conducted their midstream natural gas business to us. In connection with the Combination, Duke Energy and Phillips also transferred to us additional midstream natural gas assets acquired by Duke Energy or Phillips prior to consummation of the Combination, including the Mid-Continent gathering and processing assets of Conoco and Mitchell Energy. Concurrently with the Combination, we obtained by transfer from Duke Energy the general partner of TEPPCO. In exchange for the asset contribution, Phillips received 30.3% of the member interests in our company, with Duke Energy holding the remaining 69.7% of the outstanding member interests in our company. In connection with the closing of the Combination, we borrowed approximately $2.8 billion in the commercial paper market and made one-time cash distributions (including reimbursements for acquisitions) of approximately $1.5 billion to Duke Energy and approximately $1.2 billion to Phillips. See "-- Liquidity and Capital Resources."

     The Combination was accounted for as a purchase business combination in accordance with Accounting Principles Board Opinion (APB) No. 16, "Accounting for Business Combinations." The Predecessor Company was the acquiror of Phillips' midstream natural gas business in the Combination.

     The following discussion details the material factors that affected our historical financial condition and results of operations in 2000, 1999 and 1998. This discussion should be read in conjunction with "Item 1. Business," and the consolidated financial statements, and the related notes, included elsewhere in this Form 10-K.

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

     Unless the context otherwise requires, the discussion of our business contained in this section for periods ending on or prior to March 31, 2000 relates solely to the Predecessor Company on an historical basis and does not give effect to the Combination, the transfer to our company of additional midstream natural gas assets acquired by Duke Energy or Phillips prior to consummation of the Combination or the transfer to our company of the general partner of TEPPCO from Duke Energy.

OVERVIEW

     We operate in the two principal business segments of the midstream natural gas industry:

     - natural gas gathering, processing, transportation and storage, from which we generate revenues primarily by providing services such as compression, treating and gathering, processing, local fractionation, transportation of residue gas, storage and marketing. In 2000, approximately 66% of the Company's operating revenues prior to intersegment revenue elimination and approximately 96% of the Company's gross margin were derived from this segment.

     - NGLs fractionation, transportation, marketing and trading, from which we generate revenues from transportation fees, market center fractionation and the marketing and trading of NGLs. In 2000, approximately 34% prior to intersegment revenue elimination of the Company's operating revenues and approximately 4% of the Company's gross margin were from this segment.

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

  Effects of Commodity Prices

     In 1999, approximately 59% of the Predecessor Company's gross margin was generated by arrangements that are commodity price sensitive and 41% of the Predecessor Company's gross margin was generated by fee-based arrangements. Because the gross margin of Phillips' midstream gas business was more heavily weighted towards arrangements that are commodity price sensitive, as a result of the Combination the portion of our gross margin generated by fee-based arrangements has decreased. For example, in 2000, after giving effect to the Combination, approximately 23% of our gross margin was generated by fee-based arrangements.

     The midstream natural gas industry has been cyclical, with the operating results of companies in the industry significantly affected by the prevailing price of NGLs, which in turn is generally correlated to the price of crude oil. Although the prevailing price of natural gas has less short term significance to our operating results than the price of NGLs, in the long term the growth of our business depends on natural gas prices being at levels sufficient to provide incentives and capital for producers to increase natural gas exploration and production. In the past, the prices of NGLs and natural gas have been extremely volatile.

     The gas gathering and processing price environment deteriorated between 1996 and 1997 as prices for NGLs decreased and prices for natural gas increased from 1996 levels. Increases in worldwide crude oil supply and production in 1998 drove a steep decline in crude oil prices. NGL prices also declined sharply in 1998 as a result of the correlation between crude oil and NGL pricing. Natural gas prices also declined during 1998 principally due to mild weather.

     The lower NGL and natural gas price environment experienced in 1998 prevailed during the first quarter of 1999. However, during the last three quarters of 1999, NGL prices increased sharply as major crude oil exporting countries agreed to maintain crude oil production at predetermined levels and world demand for crude oil and NGLs increased. The lower crude oil and natural gas prices in 1998 and early 1999 caused a significant reduction in the exploration activities of U.S. producers, which in turn had a significant negative effect on natural gas volumes gathered and processed in 1999.

     During 2000, the weighted average NGL price (based on index prices from the Mont Belvieu and Conway market hubs that are weighted by our component and location mix) was approximately $.53 per gallon compared to $.34 per gallon in 1999 and $.27 per gallon in 1998. In the near term, we expect NGL prices to follow changes in crude oil prices generally, which we believe will in large part be determined by the level of production from major crude oil exporting countries and the demand generated by growth in the world economy. In contrast, we believe that future natural gas prices will be influenced by supply deliverability, the severity of winter weather and the level of U.S. economic growth. We believe that weather will be the strongest determinant of near term natural gas prices. The price increases in crude oil, NGLs and natural gas have spurred increased natural gas drilling activity. For example, the average number of active drilling rigs in North America has increased by approximately 45% from approximately 871 in 1999 to more than 1,263 in 2000. This drilling activity increase is expected to have a positive effect on natural gas volumes gathered and processed in the near term.

  Effects of Our Raw Natural Gas Supply Arrangements

     Our results are affected by the types of arrangements we use to purchase raw natural gas. We obtain access to raw natural gas and provide our midstream natural gas services principally under three types of contracts:

     - Percentage-of-Proceeds Contracts -- Under these contracts (which also include percentage-of-index contracts), we receive as our fee a negotiated percentage of the residue natural gas and NGLs value derived from our gathering and processing activities, with the producer retaining the remainder of the value. These type of contracts permit us and the producers to share proportionately in price changes. Under these contracts, we share in both the increases and decreases in natural gas prices and NGL prices. During 2000, after giving effect to the Combination, approximately 69% of our gross margin was generated from percentage-of-proceeds or percentage-of-index contracts.

     - Fee-Based Contracts -- Under these contracts we receive a set fee for gathering, processing and/or treating raw natural gas. Our revenue stream from these contracts is correlated with our level of gathering and processing activity and is not directly dependent on commodity prices. During 2000, after giving effect to the Combination, approximately 23% of our gross margin was generated from fee-based contracts.

     - Keep-Whole Contracts -- Under these contracts we gather raw natural gas from the producer for processing. After we process the raw natural gas, we are obligated to return to the producer residue gas with a Btu content equivalent to the Btu content of the raw natural gas gathered. As a result of our processing, NGLs are extracted from the raw natural gas resulting in a shrinkage in the Btu content of the natural gas. We market the NGLs and purchase natural gas at market prices in order to return to the producer residue gas with a Btu content equivalent to the Btu content of the raw natural gas gathered. Accordingly, under these contracts, we are exposed to increases in the price of natural gas and decreases in the price of NGLs. During 2000, after giving effect to the Combination, approximately 8% of our gross margin was generated from keep-whole contracts.

     Our current mix of percentage-of-proceeds and percentage-of-index contracts (where we are exposed to decreases in natural gas prices) and keep-whole contracts (where we are exposed to increases in natural gas prices) significantly mitigates our exposure to increases in natural gas prices. Our exposure to changes in NGL prices is partially offset by our hedging program. Our hedging program reduces the potential negative impact that commodity price changes could have on our earnings and improves our ability to adequately plan for cash needed for debt service, dividends, and capital expenditures. The primary goals of our hedging program include maintaining minimum cash flows to fund debt service, dividends, production replacement and maintenance capital projects; avoiding disruption of our growth capital and value creation process; and retaining a high percentage of potential upside relating to price increases of NGLs.

     We prefer to enter into percentage-of-proceeds type supply contracts (including percentage-of-index contracts). We believe this type of contract provides the best alignment with our producers and represents the best risk/reward profile for the capital we employ. Notwithstanding this preference, we also recognize from a competitive viewpoint that we will need to offer keep-whole contracts to attract certain supply to our systems. We also employ a fee-type contract, particularly where there is treating and/or transportation involved. Our contract mix and, accordingly, our exposure to natural gas and NGL prices may change as a result of changes in producer preferences, our expansion in regions where some types of contracts are more common and other market factors.

     Based upon the Company's portfolio of supply contracts, without giving effect to hedging activities that would reduce the impact of commodity price decreases, a decrease of $.01 per gallon in the price of NGLs and $.10 per million Btus in the average price of natural gas would result in changes in annual pre-tax net income of approximately $(26.0) million and $3.0 million, respectively. After considering the affects of commodity hedge positions in place at December 31, 2000, it is estimated that if NGL prices average $.01 per gallon less in the next twelve months pre-tax net income would decrease $20.0 million.

  Other Factors That Have Significantly Affected Our Results

     Our results of operations also are correlated with increases and decreases in the volume of raw natural gas that we put through our system, which we refer to as throughput volume, and the percentage of capacity at which our processing facilities operate, which we refer to as our asset utilization rate. Throughput volumes and asset utilization rates generally are driven by production on a regional basis and more broadly by demand for residue natural gas and NGLs.

     Risk management, which was directed by Duke Energy's centralized program for controlling, managing and coordinating its management of risks prior to the Combination, also has affected our results of operations, in 1999 and 2000. Our 1999 and 2000 results of operations include hedging losses of $34.0 million and $127.7 million, respectively. Since the Combination, we have directed our risk management activities independently of Duke Energy, with goals, policies and procedures that are different from those of Duke Energy. See "Item 7A. Quantitative and Qualitative Disclosure about Market Risk."

     In addition to market factors and production, our results have been affected by our acquisition strategy, including the timing of acquisitions and our ability to integrate acquired operations and achieve operating synergies.

HISTORICAL RESULTS OF OPERATIONS

     The following is a discussion of our historical results of operations. The discussion for periods ending on or prior to the Combination on March 31, 2000 relates solely to the Predecessor Company and does not give effect to the Combination, the transfer to our company of additional midstream natural gas assets acquired by Duke Energy or Phillips prior to consummation of the Combination or the transfer to our company of the general partner of TEPPCO from Duke Energy.

  2000 compared with 1999

     Operating Revenues. Operating revenues increased $5,635.1 million, or 163% from $3,458.3 million in 1999 to $9,093.4 million in 2000. Operating revenues from the sale of natural gas and petroleum products accounted for $8,893.5 million of the total and $5,583.3 million of the increase. Of this increase, approximately $2,312.7 million was related to the addition of the Phillips' midstream natural gas business to our operations in the Combination on March 31, 2000, and approximately $425.0 million was related to the March 31, 1999 acquisition of Union Pacific Fuels. Increased NGL trading and marketing activity also contributed to the increase. NGL production during 2000 increased 166,100 barrels per day, or 86%, from 192,400 barrels per day to 358,500 barrels per day, and natural gas transported and/or processed increased 2.5 trillion Btus per day, or 49%, from 5.1 trillion Btus per day to 7.6 trillion Btus per day. Of the 166,100 barrels per day increase in NGL production, the addition of the Phillips' midstream natural gas business in the Combination contributed approximately 125,800 barrels per day, and the Union Pacific Fuels acquisition contributed approximately 25,150 barrels per day. The combination of the acquisition of assets from Conoco/ Mitchell, our Wilcox plant expansion, completion of our Mobile Bay Plant and the acquisition of Koch's South Texas assets accounted for the remainder of the increase. Of the 2.5 trillion Btus per day increase in natural gas transported and/or processed, the addition of the Phillips' midstream natural gas business in the Combination contributed approximately 1.6 trillion Btus per day, and the Union Pacific Fuels acquisition contributed approximately 0.5 trillion Btus per day. The combination of other acquisitions, plant expansions and completions accounted for the balance of the increase.

     Commodity prices significantly contributed to higher operating revenues. Weighted average NGL prices, based on our component product mix, were approximately $.19 per gallon higher and natural gas prices were approximately $1.62 per million Btus higher during 2000. These price increases yielded average prices of $.53 per gallon of NGLs and $3.89 per million Btus of natural gas, respectively, as compared with $.34 per gallon and $2.27 per million Btus during 1999. Revenues associated with gathering, transportation, storage, processing fees and other increased $52.0 million, or 35%, from $148.0 million to $200.0 million, mainly as a result of the Union Pacific Fuels acquisition and the Combination. A $127.7 million hedging loss in 2000 partially offset operating revenues increases. See "Item 7A. Quantitative and Qualitative Disclosure About Market Risk."

     Costs and Expenses. Costs of natural gas and petroleum products increased $4,910.1 million, or 166%, from $2,965.3 million in 1999 to $7,875.4 million in
2000. This increase was due to the addition of the Phillips' midstream natural gas business in the Combination (approximately $1,790.0 million), the Union Pacific Fuels acquisition (approximately $340.0 million), and the interaction of our natural gas and NGL purchase contracts with higher commodity prices and increased trading and marketing activity.

     Operating and maintenance expenses increased $150.2 million, or 83%, from $181.4 million in 1999 to $331.6 million in 2000. Of this increase, approximately $109.3 million is related to the addition of the Phillips' midstream natural gas business in the Combination and approximately $13.0 million was related to the Union Pacific Fuels acquisition. General and administrative expenses increased $97.5 million, or 132%, from

$73.7 million in 1999 to $171.2 million in 2000. Of this increase, $12.5 million was due to increased allocated corporate overhead from Duke Energy as a result of our company's growth. The remainder was associated with increased activity resulting from the addition of the Phillips' midstream natural gas business in the Combination, the Union Pacific Fuels acquisition and increased incentive compensation accruals for 2000.

     Depreciation and amortization increased $104.1 million, or 80%, from $130.8 million in 1999 to $234.9 million in 2000. Of this increase, $72.5 million was due to the addition of the Phillips' midstream natural gas business in the Combination and $15.4 million was due to the Union Pacific Fuels acquisition. The remainder was due to ongoing capital expenditures for well connections, facility maintenance/enhancements and acquisitions.

     Equity Earnings. Equity earnings of unconsolidated affiliates increased $4.9 million, or 22%, from $22.5 million in 1999 to $27.4 million in 2000. This increase was due primarily to interests in joint ventures and partnerships acquired from Union Pacific Fuels and the acquisition of the general partnership interest in TEPPCO as of March 31, 2000, offset by joint venture interest dispositions and declining fractionation spreads associated with offshore and South Texas processing partnerships.

     Interest. Interest expense increased $96.3 million, or 182%, from $52.9 million in 1999 to $149.2 million in 2000. This increase was primarily the result of the issuance of commercial paper and the subsequent debt offering in the third quarter used to repay a portion of the outstanding commercial paper to fund the distribution paid to Duke Energy and Phillips in the Combination.

     Income Taxes. At March 31, 2000, the Predecessor Company converted to a limited liability company which is a pass-through entity for income tax purposes. As a result, substantially all of the Predecessor Company's existing net deferred tax liability ($327.0 million) was eliminated and a corresponding income tax benefit was recorded.

     Net Income. Net income increased $636.9 million from $43.3 million in 1999 to $680.2 million in 2000. This increase was largely the result of the tax benefit recognition discussed above, the addition of the Phillip's midstream natural gas business in the Combination and the Union Pacific Fuels acquisition. Higher NGL prices contributed significantly to this increase but were partially offset by higher natural gas prices. A $127.7 million pre-tax loss from hedging activities experienced during 2000 partially offset the increase.

     EBITDA. EBITDA for the natural gas gathering, processing, transportation and storage segment increased $567.1 million, or 190%, from $298.7 million in 1999 to $865.8 million in 2000. Of this increase, approximately $393.5 was due to the addition of the Phillips' midstream natural gas business in the Combination, approximately $56.0 million was due to the acquisition of Union Pacific Fuels, and approximately $184.9 million was due to the $.19 per gallon increase in average NGL prices. Additional increases were attributable to the combination of our acquisition of the Conoco/Mitchell facilities, Wilcox plant expansion, completion of our Mobile Bay plant, the acquisition of Koch's South Texas assets, and the acquisition of the general partnership interest in TEPPCO. These benefits were offset by a $93.8 million decrease from hedging activities ($127.7 million loss in 2000 compared to a $34.0 million loss in 1999) and by approximately $49.8 million was due to a $1.62 per million Btu increase in natural gas prices.

     EBITDA for the NGLs fractionation, transportation, marketing and trading segment increased $25.7 million from $33.0 million in 1999 to $58.7 million in 2000 due primarily to NGL trading and marketing activity and the acquisition of Union Pacific Fuels.

  1999 compared with 1998

     Operating Revenues. Operating revenues increased $1,874.0 million, or 118%, from $1,584.3 million to $3,458.3 million. Operating revenues from the sale of natural gas and petroleum products accounted for $3,310.3 million of the total and $1,841.2 million of the increase. Of this increase, approximately $1.0 billion was attributable to the March 31, 1999 acquisition of Union Pacific Fuels. Increased NGL trading and marketing activity associated with the Union Pacific Fuels acquisition also contributed to the increase. NGL production during 1999 increased 82,000 barrels per day, or 75%, from 110,000 barrels per day to 192,000 barrels per day. Of the 82,000 barrels per day increase, the Union Pacific Fuels acquisition contributed 71,000 barrels per day, with the combination of our Wilcox plant expansion, completion of our Mobile Bay Plant and the acquisition of Koch's South Texas assets accounting for the remainder of the increase. Raw natural gas transported and/or processed increased 1.5 trillion Btus per day, or 42%, from 3.6 trillion Btus per day to 5.1 trillion Btus per day. The Union Pacific Fuels acquisition accounted for 1.4 trillion Btus per day of the natural gas increase.

     Commodity prices also contributed to higher revenues. Weighted average NGL prices, based on our component product mix, were approximately $.08 per gallon higher and natural gas prices were approximately $.16 per million Btus higher for 1999, yielding prices of $.34 and $2.27, respectively, as compared with $.26 and $2.11 in 1998. Revenues associated with gathering, transportation, storage, processing fees and other increased $32.8 million, or 28%, from $115.2 million to $148.0 million principally as a result of the Union Pacific Fuels acquisition. Total operating revenue increases were offset by a $34.0 million hedging loss in 1999. See "-- Quantitative and Qualitative Disclosure About Market Risks."

     Costs and Expenses. Costs of natural gas and petroleum products increased $1,627.2 million, or 122%, from $1,338.1 million to $2,965.3 million. This increase was due primarily to the Union Pacific Fuels acquisition ($800 million), increased NGL trading and marketing activity and the interaction of our natural gas and NGL purchase contracts with higher commodity prices.

     Operating and maintenance expenses increased $67.8 million, or 60%, from $113.6 million to $181.4 million. Of this increase, approximately $65.0 million was due to the Union Pacific Fuels acquisition. General and administrative expenses increased $28.7 million, or 64%, from $45.0 million to $73.7 million. This increase was due to a $7.0 million increase in allocated corporate overhead from our parent, Duke Energy, and increases resulting from the Union Pacific Fuels acquisition.

     Depreciation and amortization increased $55.2 million, or 73%, from $75.6 million to $130.8 million. Of this increase, $45.2 million was due to the Union Pacific Fuels acquisition and the remainder was due to ongoing capital expenditures for well connections, facility maintenance/enhancements and acquisitions.

     Sale of Assets. Net (gain) loss on sales of assets decreased $36.2 million, from a $33.8 million gain to a $2.4 million loss from 1998 to 1999. This decrease was primarily the result of a $38.0 million gain recognized in 1998 on the sale of two fractionators in Weld County, Colorado.

     Equity Earnings. Equity earnings of unconsolidated affiliates increased $10.7 million, or 91%, from $11.8 million to $22.5 million. This increase was largely due to interests in joint ventures and partnerships acquired from Union Pacific Fuels in 1999.

     Interest. Interest expense of $52.9 million for 1999 remained almost unchanged from 1998 and was principally related to interest on notes due to Duke Energy.

     Net Income. Net income increased $41.3 million from $2.0 million to $43.3 million. This increase was largely the result of the acquisition of Union Pacific Fuels and higher average NGL prices experienced during 1999. The benefit of higher NGL prices was partially offset by higher natural gas prices. The increase in net income was largely offset by a pre-tax gain of approximately $38.0 million recognized on the sale of our Weld County fractionators in 1998 and a $34.0 million loss on hedging activity in 1999.

     EBITDA. EBITDA for the natural gas gathering, processing, transportation and storage segment increased $122.9 million from $175.8 million to $298.7 million. Of the increase, approximately $110 million was due to the acquisition of Union Pacific Fuels and $80.0 million was due to $.08 per gallon higher NGL prices. Additional increases were recognized with the combination of our Wilcox plant expansion, completion of our Mobile Bay Plant and the acquisition of Koch's South Texas assets. These increases were offset by a $38.0 million gain recognized in 1998 on the sale of the Weld County fractionators, hedging losses in 1999 of $34.0 million, an approximately $5 million decrease due to $.16 per million BTU increase in gas prices and a $7.0 million increase in allocated corporate overhead from our parent, Duke Energy.

     EBITDA for the NGLs fractionation, transportation, marketing and trading segment increased $30.6 million from $2.4 million to $33.0 million due primarily to the acquisition of Union Pacific Fuels.

ENVIRONMENTAL CONSIDERATIONS

     On June 17, 1999, the Environmental Protection Agency (the "EPA") published in the Federal Register a final Maximum Available Control Technology ("MACT") standard under Section 112 of the Clean Air Act to limit emissions of Hazardous Air Pollutants ("HAPs") from oil and natural gas production as well as from natural gas transmission and storage facilities. The MACT standard requires that affected facilities reduce their emissions of HAPs by 95%, and this will affect our various large dehydration units and potentially some of our storage vessels. This new standard will require that we achieve this reduction by either process modifications or installing new emissions control technology. The MACT standard will affect us and our competitors in varying degrees. The rule allows most affected sources until at least June 2002 to comply with the requirements. While additional capital costs are likely to result from this rule or other potential air regulations, we believe that these changes will not have a material adverse effect on our business, financial position or results of operations.

     We have various ongoing remedial matters related to historical operations similar to others in the industry, based primarily on state authorities generally described under Item 1. Business -- Environmental Matters. These are typically managed in conjunction with the relevant state or federal agencies to address specific conditions, and in some cases are the responsibility of other entities based upon contractual obligations related to the assets. In March 1999, we acquired the midstream natural gas gathering and processing assets of Union Pacific Resources located in several states, which include 18 natural gas plants and 365 gathering facility sites. We have entered into an agreement for pre-April 1999 soil and ground water conditions identified as part of this transaction with a third party environmental/insurance partnership for a one-time premium payment subject to certain deductibles. With respect to these identified environmental conditions, the environmental partner has assumed liability and management responsibility for environmental remediation, and the insurance partner is providing financial management, program oversight, remediation cost cap insurance coverage for a 30 year term, and pollution legal liability coverage for a 20 year term. While we could face liability in the event of default, we believe this innovative approach can promote pro-active site cleanup and closure, reduce internal resource needs for managing remediation, and may improve the marketability of assets based on transferability of this insurance coverage. Also, in August 1996, we acquired certain gas gathering and processing assets in three states from Mobil Corporation. Under the terms of the asset purchase agreement, Mobil has retained the liabilities and costs related to various pre-August 1996 environmental conditions that were identified with respect to those assets. Mobil has formulated or is in the process of developing plans to address certain of these conditions, which we will review and monitor as clean-up activities proceed.

     We are presently resolving non-compliance issues with the Texas Natural Resources Conservation Commission associated with the timing of air permit annual compliance certifications submitted to the agency in 1998 and 1999. This matter, a large portion of which was voluntarily self-disclosed to the agency, involves approximately 115 of our facilities that did not meet specific administrative filing deadlines for required air permit paperwork. In addition, at this time we are actively resolving with the New Mexico Environment Department alleged non-compliance with various air permit requirements at four of our New Mexico facilities. These matters, the majority of which were also voluntarily self-disclosed to the agency, generally involve document preparation and submittal as required by permits, compliance testing requirements at two facilities, and compliance with permit emissions limits at one facility. We believe that these apparent non-compliance issues being addressed with the Texas and New Mexico agencies under relevant air programs will result in total penalty assessments of less than $500,000.

     We have been in discussions with the Colorado Air Pollution Control Division regarding various asserted non-compliance issues arising from agency inspections of our Colorado facilities in 1999 and 2000, and arising from compliance issues disclosed to the agency pursuant to permit requirements or voluntarily disclosed to the agency in 2000. These items relate to various specific and detailed terms of the Title V Operating Permits at seven gas plants and two compressor stations in Colorado, including, for example, record keeping requirements, parametric monitoring requirements, delayed filings, and operations inconsistent with throughput limits on particular pieces of equipment. As a result of these discussions, we received from the agency in March 2001 a comprehensive proposed settlement agreement to resolve all of these various items related to air permit compliance at the nine facilities. Although we are still discussing the appropriate resolution of these apparent instances of non-compliance with the Colorado agency, we believe that the comprehensive resolution for all nine facilities will result in a total penalty assessment of less than $575,000.

     We make expenditures in connection with environmental matters as part of our normal operations and as capital expenses. For each of 2001 and 2002, we estimate that our expensed and capital-related environmental costs will be approximately $16 million.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity Prior to the Combination

     The Predecessor Company's capital investments and acquisitions were financed by cash flow from operations and non-interest bearing advances from Duke Energy or its subsidiaries under various arrangements. Under Duke Energy's centralized cash management system, Duke Energy deposited sufficient funds in our bank accounts for us to meet our daily obligations and withdrew excess funds from those accounts. Advances were offset by cash provided by operations to yield net advances from Duke Energy which were included in the historical consolidated balance sheets and statements of cash flows of the Predecessor Company. The Predecessor Company had notes to and advances from subsidiaries of Duke Energy which were terminated in connection with the Combination. In connection with the Combination, notes and advances payable to Duke Energy of $2,319.0 million were capitalized to equity.

  Bank Financing and Commercial Paper

     On March 31, 2000, we entered into a $2,800.0 million credit facility with several financial institutions. The credit facility is used as the liquidity backstop to support a commercial paper program. On April 3, 2000 we borrowed $2,790.9 million in the commercial paper market to fund the one-time cash distributions (including reimbursements for acquisitions) of $1,524.5 million to Duke Energy and $1,219.8 million to Phillips in connection with the Combination and to cover working capital requirements. The credit facility matures on March 30, 2001 and borrowings bear interest at a rate equal to, at our option, either
(1) LIBOR plus .625% per year or (2) the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus .50% per year. The Company reduced the size of the facility to $2,500.0 million effective August 10, 2000, to $1,000.0 million effective August 17, 2000, and to $700.0 million effective February 6, 2001, due to the issuance of preferred members' interest and debt securities referred to below. At December 31, 2000, there were no borrowings against the credit facility.

     At December 31, 2000 we had $346.4 million in outstanding commercial paper, with maturities ranging from 2 days to 19 days and annual interest rates ranging from 7.05% to 7.6%. At no time did the amount of our outstanding commercial paper exceed the available amount under the credit facility. In the future, our debt levels will vary depending on our liquidity needs, capital expenditures and cash flow.

     The Company closed its new credit facility (the "New Facility") on March 30, 2001. The New Facility replaces the credit facility that matured on March 30, 2001. The New Facility will be used to support the Company's commercial paper program and for working capital and other general corporate purposes. The New Facility matures on March 29, 2002, however any outstanding loans under the New Facility at maturity, may, at the Company's option, be converted at maturity to a one-year term loan. The New Facility is a $675 million revolving credit facility, of which $150 million can be used for letters of credit. The New Facility requires the Company to maintain at all times a debt to total capitalization ratio of less than or equal to 53%. If the Company converts from a limited liability company to a "C" Corporation, the Company is required to maintain at all times a debt to total capitalization ratio of less than or equal to 57%. The New Facility bears interest at a rate equal to, at the Company's option and based on the Company's current debt rating, either (1) LIBOR plus 0.75% per year or (2) the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus 0.50% per year.

     Based on current and anticipated levels of operations, we believe that our cash on hand and cash flow from operations, combined with borrowings available under the commercial paper program and the New

Facility, will be sufficient to enable us to meet our current and anticipated cash operating requirements and working capital needs for the next year. Actual capital requirements, however, may change, particularly as a result of any acquisitions that we may make. Our ability to meet current and anticipated operating requirements will depend on our future performance.

  Preferred Financing

     In August 2000, we issued $300.0 million of preferred member interests to affiliates of Duke Energy and Phillips. The proceeds from this financing were used to repay a portion of our outstanding commercial paper. The preferred member interests are entitled to cumulative preferential distributions of 9.5% per annum payable, unless deferred, semi-annually. We have the right to defer payments of preferential distributions on the preferred member interests, other than certain tax distributions, at any time and from time to time, for up to ten consecutive semi-annual periods. Deferred preferred distributions will accrue additional amounts based on the preferential distribution rate (plus 0.5% per annum) to the date of payment. The preferred member interests, together with all accrued and unpaid preferential distributions, must be redeemed and paid on the earlier of the thirtieth anniversary date of issuance or consummation of an initial public offering of equity securities. As of December 31, 2000, we have paid preferential distributions of $11.7 million.

  Debt Securities

     During 2000 and 2001, we registered and issued the following series of unsecured senior debt securities:

ISSUE                                             PRINCIPAL   INTEREST
DATE                                               ($000S)      RATE         DUE DATE
-----                                             ---------   --------       --------
August 16, 2000.................................  $600,000    7 1/2%     August 16, 2005
August 16, 2000.................................  $800,000    7 7/8%     August 16, 2010
August 16, 2000.................................  $300,000    8 1/8%     August 16, 2030
February 2, 2001................................  $250,000    6 7/8%     February 1, 2011

     The notes mature and become due and payable on the respective due dates, and are not subject to any sinking fund provisions. Interest is payable semiannually. Each series of notes is redeemable, in whole or in part, at our option. The proceeds from the issuance of debt securities were used to repay a portion of our outstanding commercial paper.

  Distributions

     In connection with the Combination, we are required to make quarterly distributions to Duke Energy and Phillips based on allocated taxable income. Our Limited Liability Company Agreement provides for taxable income to be allocated in accordance with the Internal Revenue Code Section 704(c). This Code section takes into account the variation between the adjusted tax basis and the book value of assets contributed to the joint venture. The distribution is based on the highest taxable income allocated to either member, with the other member receiving a proportionate amount to maintain the ownership capital accounts at 69.7% for Duke Energy and 30.3% for Phillips. As of December 31, 2000, the distributions based on allocated taxable income payable to the members were $127.6 million and were paid in January 2001.

  Capital Expenditures

     Our capital expenditures consist of expenditures for acquisitions and construction of additional gathering systems, processing plants, fractionators and other facilities and infrastructure in addition to well connections and upgrades to our existing facilities. For the year ended December 31, 2000, we spent approximately $370.9 million on capital expenditures.

     On March 31, 2000, we acquired gathering and processing assets located in central Oklahoma from Conoco and Mitchell Energy. We paid cash of $99.8 million and exchanged our interest in certain gathering and marketing joint ventures located in southeast Texas having a total fair value of approximately $42.0 million as consideration for these assets.

     In 2000, the Company acquired various gathering and processing entities and assets including a 50% interest in El Paso Field Services' 265 mile San Jacinto natural gas pipeline, that brought our ownership to 100 percent, Gas Transmission Teco, Inc. and the Gordondale gas processing plant.

     The remaining capital expenditures were primarily for well connections and plant upgrades.

     Our level of capital expenditures for acquisitions and construction depends on many factors, including industry conditions, the availability of attractive acquisition candidates and construction projects, the level of commodity prices and competition. We expect to finance our capital expenditures with our cash on hand, cash flow from operations and borrowings available under our commercial paper program, our credit facilities or other available sources of financing. Our capital expenditure budget for well connections and plant upgrades of our existing facilities in 2001 is approximately $210 million.

  Cash Flows

     Net cash provided by operating activities for 2000 improved to $713.1 million, from net cash provided by operating activities of $173.1 million for 1999, primarily due to higher commodity prices and acquisitions. Net cash used in investing activities was $234.7 million for 2000 compared to $1,571.4 million for 1999. Acquisitions of the Conoco and Mitchell Energy assets in 2000 and the Union Pacific Fuels assets in 1999 were the primary uses of the invested cash. The net cash used in investing activities was financed through operating activities, advances from Duke Energy and proceeds from the issuance of short term debt.

ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. We were required to adopt this standard by January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives are reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or a firm commitment, then changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows, then changes in the fair value of the derivative instrument will generally be reported in Other Comprehensive Income (OCI). The gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the periods in which earnings are impacted by the hedged item.

     We have determined the effect of implementing SFAS 133 and recorded a cumulative-effect adjustment of $0.4 million as a reduction in earnings and a cumulative-effect adjustment increasing OCI and Equity by $6.6 million on January 1, 2001.

     Currently, there are on-going discussions surrounding the implementation and interpretation of SFAS No. 133 by the Financial Accounting Standards Board's Derivatives Implementation Group. We implemented SFAS No. 133 based on current rules and guidance in place as of January 1, 2001. However, if the definition of derivative instruments is altered, this may impact our transition adjustment amounts and subsequent reported operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  COMMODITY PRICE RISK

     We are subject to significant risks due to fluctuations in commodity prices, primarily with respect to the prices of NGLs that we own as a result of our processing activities. Based upon the Company's portfolio of supply contracts, without giving effect to hedging activities that would reduce the impact of commodity price decreases, a decrease of $.01 per gallon in the price of NGLs and $.10 per million Btus in the average price of natural gas would result in changes in annual pre-tax net income of approximately $(26.0) million and $3.0 million, respectively. After considering the affects of commodity hedge positions in place at Decem-ber 31, 2000, it is estimated that if NGL prices average $.01 per gallon less in the next twelve months pre-tax net income would decrease approximately $20.0 million

     Commodity derivatives such as futures, swaps and options are available to reduce such exposure to fluctuations in commodity prices. Gains and losses related to commodity derivatives are recognized in income when the underlying hedged physical transaction closes, and such gains and losses are included in sales of natural gas and petroleum products in our statement of income. See Note 12 of the Notes to Consolidated Financial Statements for additional information.

     The Company's Risk Management Committee ("RMC") oversees risk exposure to fluctuations in commodity prices. The RMC ensures that proper policies and procedures are in place to adequately manage our commodity price risks. The risk in the commodity trading portfolio is measured and monitored on a daily basis utilizing a Value-at-Risk model to determine the maximum potential one-day favorable or unfavorable Daily Earnings at Risk ("DER"). The DER is monitored daily in comparison to established thresholds. Other measures are also utilized to limit and monitor the risk in the commodity trading portfolio on daily and monthly bases.

     The DER computations are based on a historical simulation, which utilizes price movements over a specified period to simulate forward price curves in the energy markets to estimate the favorable or unfavorable impact of one day's price movement on the existing portfolio. The historical simulation emphasizes the most recent market activity, which is considered the most relevant predictor of immediate future market movements for crude, natural gas liquids, gas and other energy-related products. The DER computations utilize several key assumptions, including 95% confidence level for the resultant price movement and the holding period specified for the calculation. The Company's DER calculation includes commodity derivatives instruments held for trading purposes. The DER at December 31, 2000 was $2.3 million and the 2000 average was $1.2 million.

     The Company sells natural gas liquids to a variety of customers ranging from large, multi-national petrochemical and refining companies to small regional retail propane distributors. Substantially all of the company's NGL sales are made at market-based prices, including approximately 40 percent of the Company's NGL production that is committed to Phillips and Chevron Phillips Chemical LLC, under an existing 15-year contract, of which 14 years remain. This concentration of credit risk may affect the Company's overall credit risk in that these customers may be similarly affected by changes in economic, regulatory or other factors. On all transactions where the Company is exposed to credit risk, the Company analyses the counterparties' financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis.

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

  INTEREST RATE RISK

     Prior to the Combination, we had no material interest rate risk associated with debt used to finance our operations due to limited third party borrowings. As of December 31, 2000, we had approximately $346.4 million outstanding under a commercial paper program. As a result, we are exposed to market risks related to changes in interest rates. In the future, we intend to manage our interest rate exposure using a mix of fixed and floating interest rate debt. An increase of
 .5% in interest rates would result in an increase in annual interest expense of approximately $1.7 million. See Note 12 of the Notes to Consolidated Financial Statements.

  FOREIGN CURRENCY RISK

     Our primary foreign currency exchange rate exposure at December 31, 2000 was the Canadian dollar. Foreign currency risk associated with this exposure was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        DUKE ENERGY FIELD SERVICES, LLC

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                              2000         1999         1998
                                                           ----------   ----------   ----------
OPERATING REVENUES:
  Sales of natural gas and petroleum products............  $6,787,599   $2,613,560   $  932,833
  Sales of natural gas and petroleum
     products -- affiliates..............................   2,105,916      696,700      536,300
  Transportation, storage and processing.................     188,501      138,151      108,787
  Transportation, storage and processing -- affiliates...      11,350        9,899        6,400
                                                           ----------   ----------   ----------
          Total operating revenues.......................   9,093,366    3,458,310    1,584,320
                                                           ----------   ----------   ----------
COSTS AND EXPENSES:
  Natural gas and petroleum products.....................   7,114,070    2,836,697    1,258,529
  Natural gas and petroleum products -- affiliates.......     761,348      128,600       79,600
  Operating and maintenance..............................     331,572      181,392      113,556
  Depreciation and amortization..........................     234,862      130,788       75,573
  General and administrative.............................     140,557       54,585       32,846
  General and administrative -- affiliates...............      30,597       19,100       12,100
  Net (gain) loss on sale of assets......................     (10,660)       2,377      (33,759)
                                                           ----------   ----------   ----------
          Total costs and expenses.......................   8,602,346    3,353,539    1,538,445
                                                           ----------   ----------   ----------
OPERATING INCOME.........................................     491,020      104,771       45,875
EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES..........      27,424       22,502       11,845
                                                           ----------   ----------   ----------
EARNINGS BEFORE INTEREST AND TAXES.......................     518,444      127,273       57,720
INTEREST EXPENSE:
  Interest expense (income)..............................     134,016         (985)      (7,697)
  Interest expense (income) -- affiliates................      15,204       53,900       60,100
                                                           ----------   ----------   ----------
          Total interest expense.........................     149,220       52,915       52,403
                                                           ----------   ----------   ----------
INCOME BEFORE INCOME TAXES...............................     369,224       74,358        5,317
INCOME TAX EXPENSE (BENEFIT).............................    (310,937)      31,029        3,289
                                                           ----------   ----------   ----------
NET INCOME...............................................     680,161       43,329        2,028
DIVIDENDS ON PREFERRED MEMBERS' INTEREST.................      11,717           --           --
                                                           ----------   ----------   ----------
EARNINGS AVAILABLE FOR MEMBERS' INTEREST.................     668,444       43,329        2,028
OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Foreign currency translation adjustment................      (2,717)         288           --
                                                           ----------   ----------   ----------
TOTAL COMPREHENSIVE INCOME...............................  $  665,727   $   43,617   $    2,028
                                                           ==========   ==========   ==========

                See Notes to Consolidated Financial Statements.

                        DUKE ENERGY FIELD SERVICES, LLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                 2000          1999         1998
                                                              -----------   -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $   680,161   $    43,329   $   2,028
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................      234,862       130,788      75,573
    Deferred income taxes...................................     (308,001)       86,301      45,315
    Equity in earnings of unconsolidated affiliates.........      (27,424)      (22,502)    (11,845)
    Loss (gain) on sale of assets...........................      (10,660)        2,377     (33,759)
  Change in operating assets and liabilities (net of effects of acquisitions) which provided (used) cash:
    Accounts receivable.....................................     (137,771)     (168,806)    130,086
    Accounts receivable -- affiliates.......................     (189,300)       (6,202)      3,375
    Inventories.............................................      (70,153)       (5,303)      1,762
    Unrealized gains on mark-to-market transactions.........      (35,724)      (10,461)         --
    Other current assets....................................       41,324        20,356      10,149
    Other noncurrent assets.................................       (9,414)           --          --
    Accounts payable........................................      451,081       101,309    (169,880)
    Accounts payable -- affiliates..........................         (906)       51,608      (7,538)
    Accrued interest payable................................       49,641            --          --
    Unrealized losses on mark-to-market transactions........       41,100        10,079          --
    Other current liabilities...............................       51,036        (4,390)     (4,857)
    Other long term liabilities.............................      (46,787)      (55,347)         --
                                                              -----------   -----------   ---------
         Net cash from operating activities.................      713,065       173,136      40,409
                                                              -----------   -----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions and other capital expenditures...............     (370,948)   (1,570,083)   (185,479)
  Investment expenditures...................................       (5,323)      (62,752)    (84,884)
  Investment distributions..................................       43,557        31,999      15,051
  Proceeds from sales of assets.............................       97,981        29,390      51,687
                                                              -----------   -----------   ---------
         Net cash from investing activities.................     (234,733)   (1,571,446)   (203,625)
                                                              -----------   -----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in advances -- parents............      (55,509)    1,350,054     162,514
  Distributions to parents..................................   (2,744,319)           --          --
  Proceeds from issuing preferred members' interest.........      300,000            --          --
  Short term debt -- net....................................      346,410
  Proceeds from issuing debt................................    1,687,564        48,880          --
  Payment of dividends......................................      (11,717)           --          --
                                                              -----------   -----------   ---------
         Net cash from financing activities.................     (477,571)    1,398,934     162,514
                                                              -----------   -----------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................          761           624         702
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................          792           168         870
                                                              -----------   -----------   ---------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $     1,553   $       792   $     168
                                                              ===========   ===========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -- Cash
  paid for interest (net of amounts capitalized)............  $    95,805   $    52,915   $  52,948

                See Notes to Consolidated Financial Statements.

                        DUKE ENERGY FIELD SERVICES, LLC

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                 2000         1999
                                                              ----------   ----------
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $    1,553   $      792
  Accounts receivable:
    Customers, net..........................................     725,379      370,139
    Affiliates..............................................     253,277       63,927
    Other...................................................      67,316       30,067
  Inventories...............................................      83,325       38,701
  Unrealized gains on mark-to-market transactions...........      46,185       10,461
  Notes receivable..........................................       7,833       13,050
  Other.....................................................       6,442        1,580
                                                              ----------   ----------
         Total current assets...............................   1,191,310      528,717
                                                              ----------   ----------
PROPERTY, PLANT AND EQUIPMENT, NET..........................   4,152,480    2,409,385
INVESTMENT IN AFFILIATES....................................     261,551      343,835
INTANGIBLE ASSETS:
  Natural gas liquids sales contracts, net..................      97,956      102,382
  Goodwill, net.............................................     376,195       85,846
                                                              ----------   ----------
         Total intangible assets............................     474,151      188,228
                                                              ----------   ----------
OTHER NONCURRENT ASSETS.....................................      90,606       12,131
                                                              ----------   ----------
         TOTAL ASSETS.......................................  $6,170,098   $3,482,296
                                                              ==========   ==========

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
  Accounts payable:
    Trade...................................................  $  915,130   $  354,359
    Affiliates..............................................      61,464       62,370
    Other...................................................      41,322       33,858
  Short term debt...........................................     346,410           --
  Accrued taxes other than income...........................      21,717       15,653
  Advances, net.............................................          --    1,579,475
  Notes payable -- affiliates...............................          --      588,880
  Distributions payable to members..........................     127,561           --
  Accrued interest payable..................................      49,641           --
  Unrealized losses on mark to market transactions..........      51,179       10,079
  Other.....................................................     114,408        6,372
                                                              ----------   ----------
         Total current liabilities..........................   1,728,832    2,651,046
                                                              ----------   ----------
DEFERRED INCOME TAXES.......................................          --      308,308
NOTE PAYABLE TO PARENT......................................          --      101,600
LONG TERM DEBT..............................................   1,688,157           --
OTHER LONG TERM LIABILITIES.................................      32,274       34,871
PREFERRED MEMBERS' INTEREST.................................     300,000           --
COMMITMENTS AND CONTINGENT LIABILITIES
EQUITY:
  Common stock..............................................          --            1
  Additional paid-in capital................................          --      213,091
  Members' interest.........................................   1,709,290           --
  Retained earnings.........................................     713,974      173,091
  Accumulated other comprehensive income (loss).............      (2,429)         288
                                                              ----------   ----------
         Total equity.......................................   2,420,835      386,471
                                                              ----------   ----------
TOTAL LIABILITIES AND EQUITY................................  $6,170,098   $3,482,296
                                                              ==========   ==========

                See Notes to Consolidated Financial Statements.

                        DUKE ENERGY FIELD SERVICES, LLC

                       CONSOLIDATED STATEMENTS OF EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                              ACCUMULATED
                                                                                 OTHER
                                      ADDITIONAL                             COMPREHENSIVE
                             COMMON    PAID-IN      MEMBERS'     RETAINED       INCOME
                             STOCK     CAPITAL      INTEREST     EARNINGS       (LOSS)          TOTAL
                             ------   ----------   -----------   ---------   -------------   -----------
BALANCE, JANUARY 1, 1998...   $ 3     $ 200,326    $        --   $ 128,268      $    --      $   328,597
Contributions..............    --         2,197             --          --           --            2,197
Net Income.................    --            --             --       2,028           --            2,028
                              ---     ---------    -----------   ---------      -------      -----------
BALANCE, DECEMBER 31,
  1998.....................     3       202,523             --     130,296           --          332,822
Contributions..............    --        10,568             --          --           --           10,568
Net Income.................    --            --             --      43,329           --           43,329
Other......................    (2)           --             --        (534)         288             (248)
                              ---     ---------    -----------   ---------      -------      -----------
BALANCE, DECEMBER 31,
  1999.....................     1       213,091                    173,091          288          386,471
Combination at March 31,
  2000 -- see Note 2:
  Contribution of TEPPCO
     general partnership
     interest..............    --         2,148             --          --           --            2,148
  Contribution of DEFS Inc.
     and DEFSCL to DEFS,
     LLC...................    (1)     (215,239)       215,240          --           --               --
  Contribution of notes and
     advances payable......    --            --      2,318,569          --           --        2,318,569
  Contribution of GPM
     assets and
     liabilities...........    --            --      1,919,800          --           --        1,919,800
  Distributions............    --            --     (2,744,319)   (127,561)          --       (2,871,880)
Dividends on preferred
  members' interest........    --            --             --     (11,717)          --          (11,717)
Net Income.................    --            --             --     680,161           --          680,161
Other......................    --            --             --          --       (2,717)          (2,717)
                              ---     ---------    -----------   ---------      -------      -----------
BALANCE, DECEMBER 31,
  2000.....................   $--     $      --    $ 1,709,290   $ 713,974      $(2,429)     $ 2,420,835
                              ===     =========    ===========   =========      =======      ===========

                See Notes to Consolidated Financial Statements.

                        DUKE ENERGY FIELD SERVICES, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. ACCOUNTING POLICIES SUMMARY

     Basis of Presentation -- Duke Energy Field Services, LLC (with its consolidated subsidiaries, "the Company" or "Field Services LLC") operates in the midstream natural gas gathering, marketing and natural gas liquids industries. The Company operates in the two principal segments of the midstream natural gas industry of (1) natural gas gathering, processing, transportation, marketing and storage; and (2) natural gas liquids (NGLs) fractionation, transportation, marketing and trading. Field Services LLC's limited liability company agreement limits the scope of the Company's business to the midstream natural gas industry in the United States and Canada, the marketing of natural gas liquids in Mexico and the transportation, marketing and storage of other petroleum products.

     Effective March 31, 2000, and in connection with the Combination (see Note
2), Duke Energy Field Services, Inc. was converted to a limited liability company and contributed to the Company as a wholly-owned subsidiary by Duke Energy Corporation (Duke Energy). Also on March 31, 2000, Duke Energy contributed Duke Energy Field Services Canada, Ltd. to the Company. As a result of these contributions to the Company, the financial statements are reflected as consolidated.

     The Company is the successor to Duke Energy's North American midstream natural gas business. The subsidiaries of Duke Energy that conducted this business were contributed to the Company immediately prior to the Combination. For periods prior to the Combination, Duke Energy Field Services and these subsidiaries of Duke Energy are collectively referred to herein as the "Predecessor Company."

     Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions have been eliminated. Investments in 20% to 50% owned affiliates are accounted for using the equity method. Investments greater than 50% are consolidated unless the Company does not operate these investments and as a result does not have the ability to exercise control or control is considered to be temporary (See Note 8).

     Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents -- All liquid investments with maturities at date of purchase of three months or less are considered cash equivalents.

     Inventories -- Inventories are recorded at the lower of cost or market using the average cost method.

     Property, Plant and Equipment -- Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lines of the individual assets (see Note 7). Interest totaling $0.3 million, $0.9 million and $1.6 million has been capitalized on construction projects for 2000, 1999 and 1998, respectively.

     Impairment of Long-Lived Assets -- The recoverability of long-lived assets and intangible assets are reviewed whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such evaluation is based on various analyses, including undiscounted cash flow projections. For the years presented, there has been no impairment.

     Revenue Recognition -- The Company recognizes revenues on sales of natural gas and petroleum products in the period of delivery and transportation revenues in the period service is provided. An allowance for doubtful accounts is established based on agings of accounts receivable and the credit worthiness of our customers. Bad debt expense and writeoffs for each year presented are not significant. During 2000, the

                        DUKE ENERGY FIELD SERVICES, LLC

Company adopted the provisions of Staff Accounting Bulletin (SAB) 101 issued by the Securities and Exchange Commission. The impact of adopting SAB 101 was not material to the Company.

     Accounting for Risk Management and Commodity Trading
Activities -- Commodity derivatives utilized for trading purposes are accounted for using the mark-to-market method. Under this methodology, these instruments are adjusted to market value, and the unrealized gains and losses are recognized in current period income and are included in the Consolidated Statements of Income and Comprehensive Income as Sales of natural gas and petroleum products, and in the Consolidated Balance Sheets as Unrealized gains on mark-to-market transactions and Unrealized losses on mark-to-market transactions.

     Commodity derivatives such as futures, forwards, over-the-counter swap agreements and options are also utilized for non-trading purposes to hedge the impact of market fluctuations in the price of natural gas and other energy-related products. To qualify as a hedge, the price movements in the commodity derivatives must be highly correlated with the underlying hedged commodity. Under the deferral method of accounting, gains and losses related to commodity derivatives which qualify as gas hedges are recognized in income when the underlying hedged physical transaction closes and are included in the Consolidated Statements of Income and Comprehensive Income as cost of Natural gas and petroleum products. Gains and losses related to commodity derivatives which qualify as hedges of exposure to natural gas liquids pricing fluctuations are recognized in income when the underlying hedged physical transaction closes and are included in the Consolidated Statements of Income and Comprehensive Income as Sales of natural gas and petroleum products. If the commodity derivative is no longer sufficiently correlated to the underlying commodity, or if the underlying commodity transaction closes earlier than anticipated, the deferred gains or losses are recognized in income.

     The Company periodically utilizes interest rate lock agreements or interest rate swaps to hedge interest rate risk associated with new debt issuances. Under the deferral method of accounting, gains or losses on such agreements, when settled, are deferred in the Consolidated Balance Sheets as Other Long-Term Liabilities and are amortized in the Consolidated Statements of Income and Comprehensive Income as an adjustment to interest expense.

     Significant Customers -- Duke Energy Trading and Marketing, L.L.C. (DETM), an affiliated company, is a significant customer. Sales to DETM totaled $1,444.0 million, $684.0 million and $522.0 million during 2000, 1999 and 1998, respectively.

     Unamortized Debt Premium, Discount and Expense -- Premiums, discounts and expenses incurred in connection with the issuance of presently outstanding long term debt are amortized over the terms of the respective issues.

     Intangibles Amortization -- Goodwill is amortized over the period of expected benefit. Goodwill is being amortized on a straight-line basis over 15 years related to the 1991 acquisition of MEGA Natural Gas Company and 20 years related to the UP Fuels acquisition (see Note 3) and the GPM combination (see
Note 2). Natural gas liquids sales contracts are amortized on a straight-line basis over the contract lives, which average 15 years.

     Environmental Costs -- Environmental expenditures are expensed or capitalized as appropriate, depending upon the future economic benefit. Expenditures that relate to an existing condition caused by past operations, and that do not have future benefit, are expensed. Liabilities for these expenditures are recorded on an undiscounted basis when environmental assessments or clean-ups are probable and the costs can be reasonably estimated. Recorded environmental liabilities at the end of 2000 were $38.7 million. Recorded environmental liabilities at the end of 1999 and 1998 were insignificant (see Note 14).

     Gas Imbalance Accounting -- Quantities of natural gas over-delivered or under-delivered related to imbalance agreements are recorded monthly as receivables or payables using index prices or the weighted

                        DUKE ENERGY FIELD SERVICES, LLC
average prices of natural gas at the plant or system. Generally, these balances are settled with deliveries of natural gas.

     Foreign Currency Translation -- Assets and liabilities of the Company's Canadian operations, where the Canadian dollar is the functional currency, have been translated at a year-end exchange rate, and revenues and expenses have been translated using average exchange rates prevailing during the year. Adjustments resulting from translation are included in the Consolidated Statements of Income and Comprehensive Income.

     Income Taxes -- At March 31, 2000, the Company converted to a limited liability company which is a pass-through entity for income tax purposes. As a result, substantially all of the existing net deferred tax liability of $327.0 million was eliminated with a corresponding income tax benefit recorded. Income taxes on a go forward basis will consist primarily of miscellaneous state, local and foreign taxes (see Note 10).

     In connection with the Combination (see Note 2), the Company is required to make quarterly distributions to Duke Energy and Phillips Petroleum Company (Phillips) based on allocated taxable income. The limited liability company agreement, as amended, provides for taxable income to be allocated in accordance with the Internal Revenue Code section 704(c). This Code Section takes into account the variation between the adjusted tax basis and the book value of assets contributed to the joint venture. The distribution is based on the highest taxable income allocated to either member, with the other member receiving a proportionate amount to maintain the ownership capital accounts at 69.7% for Duke Energy and 30.3% for Phillips. As of December 31, 2000, the total estimated distributions due to the members are approximately $127.6 million, which were accrued, and were paid in January 2001.

     Stock Based Compensation -- Under Duke Energy's 1998 Long-term Incentive Plan, stock options of Duke Energy's common stock may be granted to key employees of the Company. The Company accounts for stock-based compensation using the intrinsic method of accounting. Under this method, compensation cost, if any, is measured as the excess of the quoted market price of stock at the date of the grant over the amount an employee must pay to acquire stock. Restricted stock grants and Company performance awards are recorded as compensation cost over the requisite vesting period based on the market value on the date of the grant. Pro forma disclosures utilizing the fair value accounting method are included in Note 15 to the Consolidated Financial Statements. All outstanding common stock amounts and compensation awards have been adjusted to reflect Duke Energy's two-for-one stock split effected January 26, 2001. See
Note 15 to the Consolidated Financial Statements for additional information on the stock split.

     New Accounting Standards -- In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The Company was required to adopt this standard by January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives are reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or a firm commitment, then changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows, then changes in the fair value of the derivative instrument will generally be reported in Other Comprehensive Income (OCI). The gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the periods in which earnings are impacted by the hedged item.

     The Company has determined the effect of implementing SFAS No. 133 and recorded a cumulative-effect adjustment of $0.4 million as a reduction in earnings and a cumulative-effect adjustment increasing OCI and Equity by $6.6 million on January 1, 2001.

     Reclassifications -- Certain prior period amounts have been reclassified in the Consolidated Financial Statements to conform to the current presentation.

                        DUKE ENERGY FIELD SERVICES, LLC

2. COMBINATION

     On March 31, 2000, the natural gas gathering, processing and NGL assets, operations, and subsidiaries of Duke Energy were contributed to Field Services LLC. In connection with the contribution of assets and subsidiaries at March 31, 2000, notes and advances payable to subsidiaries of Duke Energy were eliminated and contributed to equity. Also on March 31, 2000, Phillips contributed its midstream natural gas gathering, processing and NGL operations to Field Services LLC. This contribution and Duke Energy's contribution to Field Services LLC are referred to as the "Combination." In connection with the Combination, the Company made one-time distributions to Phillips of $1,219.8 million and to Duke Energy of $1,524.5 million. In exchange for the contributions, and after the one-time distributions, Duke Energy received a 69.7% member interest in Field Services LLC, with Phillips holding the remaining 30.3% member interest.

     The Combination with Phillips has been accounted for as a purchase business combination in accordance with Accounting Principles Board Opinion No. 16 "Accounting for Business Combinations." The Phillips assets, net of liabilities, have been valued at $1,919.8 million excluding $20.1 million of acquisition costs. Following is a summary of the allocated purchase price (in millions):

Property, plant and equipment.............................   $1,619.8
Goodwill..................................................      306.0
Current assets............................................      228.3
Other noncurrent assets...................................       57.7
Current liabilities.......................................     (228.3)
Other noncurrent liabilities..............................      (43.6)
                                                             --------
          Total purchase price............................   $1,939.9
                                                             ========

     Working Capital Adjustments -- In connection with the Combination, Duke Energy and Phillips each were to make contributions to Field Services LLC, or receive distributions from Field Services LLC so that each of Duke Energy and Phillips would have contributed to Field Services LLC net working capital positions equal to zero as of March 31, 2000. As of December 31, 2000, the net working capital positions were settled.

     Unaudited Pro Forma Disclosures -- Revenues for the years ended December 31, 2000 and 1999, on a pro forma basis would have increased $542.4 million and $1,095.7 million, respectively, and net income for the years ended December 31, 2000 and 1999, on a pro forma basis would have increased by $65.7 million and $21.2 million, respectively, if the acquisition of the Phillips midstream business had occurred at the beginning of 1999.

     TEPPCO General Partner -- On March 31, 2000, and in connection with the Combination, Duke Energy contributed the general partner of TEPPCO Partners, L.P. (TEPPCO) to Field Services LLC. In connection with the contribution of the general partner of TEPPCO, the Company recorded an investment in TEPPCO of $2.1 million and increased equity by $2.1 million.

     TEPPCO is a publicly traded limited partnership that owns and operates a network of pipelines for refined products and crude oil. The general partner is responsible for the management and operations of TEPPCO. Through the ownership of the general partner of TEPPCO, Field Services LLC has the right to receive from TEPPCO incentive cash distributions in addition to a 2% share of distributions based on the general partner interest. At TEPPCO's 2000 per unit distribution level, the general partner received approximately 18% of the cash distributed by TEPPCO to its partners. Due to the general partner's share of unit distributions and degree of control exercised through its management of the partnership, the Company's investment in TEPPCO is accounted for under the equity method.

                        DUKE ENERGY FIELD SERVICES, LLC

3. ACQUISITIONS AND DISPOSITIONS

     Disposition of NGL Pipeline Assets -- On December 31, 2000, the Company sold pipeline assets to TEPPCO for $91.0 million. The NGL pipeline assets sold included the Panola Pipeline and the San Jacinto Pipeline. TEPPCO also assumed the lease of a 34 mile condensate pipeline. A $12.0 million gain and a $3.2 million deferred gain was recorded in connection with the sale.

     Conoco and Mitchell Assets -- On March 31, 2000, Field Services LLC acquired gathering and processing facilities located in central Oklahoma from Conoco, Inc. and Mitchell Energy & Development Corp. Field Services LLC paid cash of $99.8 million, and exchanged its interests in certain gathering and marketing joint ventures located in southeast Texas having a total fair value of $42.0 million as consideration for these facilities. A $3.9 million gain was recorded in connection with the exchange. Following is a summary of the allocated purchase price (in millions):

Property, plant and equipment..............................   $136.9
Current assets.............................................      3.8
Current liabilities........................................     (0.2)
Other noncurrent liabilities...............................    (40.7)
                                                              ------
          Total purchase price.............................   $ 99.8
                                                              ======

     Union Pacific Fuels, Inc. -- On March 31, 1999, the Company acquired the assets and assumed certain liabilities of Union Pacific Fuels, Inc. (UP Fuels), a wholly-owned subsidiary of Union Pacific Resources Company (UPR), for a total purchase price of $1,359.0 million. The acquisition was accounted for under the purchase method of accounting, and the assets and liabilities and results of operations of UP Fuels have been consolidated in the Company's financial statements since the date of purchase. Revenues and net income for the year ended December 31, 1999 on a pro forma basis would have increased $298.0 million and $3.4 million respectively, if the acquisition of UP Fuels had occurred on January 1, 1999. In connection with the acquisition $77.6 million of goodwill was recorded and is being amortized over twenty years, its estimated useful life.

4. AGREEMENTS AND TRANSACTIONS WITH DUKE ENERGY

     Services Agreement with Duke Energy -- In connection with the Combination, the Company entered into a services agreement with Duke Energy and some of its subsidiaries, dated as of March 14, 2000, as amended on December 15, 2000. Under this agreement, Duke Energy and those subsidiaries will provide the Company with various staff and support services, including information technology products and services, payroll, employee benefits, insurance, cash management, ad valorem taxes, treasury, media relations, printing, records management, legal functions and investor services. These services are priced on the basis of a monthly charge which management believes approximates market prices. Additionally, the Company may use other Duke Energy services subject to hourly rates, including legal, insurance, internal audit, tax planning, human resources and security departments. This agreement, as amended, expires on December 31, 2001.

     License Agreement -- In connection with the Combination, Duke Energy has licensed to the Company a non-exclusive right to use the phrase "Duke Energy" and its logo and certain other trademarks in identifying the Company's businesses. This right may be terminated by Duke Energy at its sole option any time after Duke Energy's direct or indirect ownership interest in the Company is less than or equal to 35%; or Duke Energy no longer controls, directly or indirectly, the management and policies of the Company.

     Transactions between Duke Energy and the Company -- The Company sells a portion of its residue gas and NGLs to, purchases raw natural gas and other petroleum products from, and provides gathering and transportation services to Duke Energy and its subsidiaries at contractual prices that have approximated

                        DUKE ENERGY FIELD SERVICES, LLC
market prices in the ordinary course of the Company's business. The Company anticipates continuing to purchase and sell these commodities and provide these services to Duke Energy in the ordinary course of business.

5. AGREEMENTS AND TRANSACTIONS WITH PHILLIPS

     Services Agreement with Phillips -- Effective with the Combination, the Company entered into a services agreement with Phillips (the "Phillips Services Agreement"). Under the Phillips Services Agreement, Phillips will provide the Company with various staff and support services, including information technology products and services, cash management, real estate and property tax services. These services will be priced on a basis of a monthly charge equal to Phillips' fully-burdened cost of providing the services. The original term of this agreement expired on December 31, 2000; however, the Company is in negotiations with Phillips to extend the term for some of these services. Both companies continue to perform under the original agreement.

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

     Transactions between Phillips and the Midstream Business Acquired from Phillips -- Through March 31, 2000, the Phillips' businesses (the "Phillips Combined Subsidiaries") that owned the midstream natural gas assets that were contributed to the Company in the Combination had conducted a series of transactions with Phillips in which the Phillips Combined Subsidiaries sold a portion of their residue gas and other by-products to Phillips at contractual prices that approximated market prices. In addition, the Phillips Combined Subsidiaries purchased raw natural gas from Phillips at contractual prices that have approximated market prices. The Company is continuing these transactions in the ordinary course of business.

6. INVENTORIES

     A summary of inventories by category follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
Gas held for resale.........................................  $11,512   $18,114
NGLs........................................................   64,454    18,211
Materials and supplies......................................    7,359     2,376
                                                              -------   -------
          Total inventories.................................  $83,325   $38,701
                                                              =======   =======

                        DUKE ENERGY FIELD SERVICES, LLC

7. PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment by classification follows:

                                                                       DECEMBER 31,
                                                   DEPRECIATION   -----------------------
                                                      RATES          2000         1999
                                                   ------------   ----------   ----------
                                                                      (IN THOUSANDS)
Gathering........................................   4% - 6%       $2,409,136   $1,231,050
Processing.......................................      4%          1,802,824    1,197,993
Transmission.....................................      4%            424,120      413,633
Underground storage..............................   2% - 5%           77,174       73,958
General plant....................................  20% - 33%          83,175       37,614
Construction work in progress....................                    154,330       51,262
                                                                  ----------   ----------
                                                                   4,950,759    3,005,510
  Accumulated depreciation.......................                   (798,279)    (596,125)
                                                                  ----------   ----------
  Property, plant and equipment, net.............                 $4,152,480   $2,409,385
                                                                  ==========   ==========

8. INVESTMENTS IN AFFILIATES

     The Company has investments in the following businesses accounted for using the equity method:

                                                                      DECEMBER 31,
                                                                   -------------------
                                                       OWNERSHIP     2000       1999
                                                       ---------   --------   --------
                                                                     (IN THOUSANDS)
Dauphin Island Gathering Partners....................     37.28%   $102,440   $ 99,878
Mont Belvieu I.......................................     20.00%     38,936     40,440
Mobile Bay Processing Partners.......................     28.81%     34,571     35,906
Sycamore Gas System General Partnership..............     48.45%     22,172     21,985
Main Pass Oil Gathering..............................     33.33%     17,131     16,967
Black Lake Pipeline..................................     50.00%      8,751     35,641
Ferguson-Burleson....................................     55.00%         --     23,631
Westana Gathering Company............................     50.00%         --     15,246
TEPPCO Partners, L.P.................................      2.00%      3,323         --
Other affiliates.....................................   Various      34,227     54,141
                                                                   --------   --------
          Total investments in affiliates............              $261,551   $343,835
                                                                   ========   ========

     Dauphin Island Gathering Partners -- Dauphin Island Gathering Partners is a partnership which owns the Dauphin Island Gathering system and the Main Pass Gas Gathering system, which are natural gas gathering systems in the Gulf of Mexico.

     Mont Belvieu I -- Mont Belvieu I operates a 200 MBbl/d fractionation facility in the Mont Belvieu, Texas Market Center.

     Mobile Bay Processing Partners -- Mobile Bay Processing Partners is a partnership formed to engage in the financing, ownership, construction and operation of one or more natural gas processing facilities onshore in Mobile County, Alabama.

     Sycamore Gas System General Partnership -- Sycamore Gas System General Partnership is a partnership formed for the purpose of constructing, owning and operating a gas gathering and compression system in Carter County, Oklahoma.

                        DUKE ENERGY FIELD SERVICES, LLC

     Main Pass Oil Gathering -- Main Pass Oil Gathering is a joint venture whose primary operation is a crude oil gathering pipeline system of 81 miles in the Main Pass East and Viosca Knoll Block areas in the Gulf of Mexico.

     Black Lake Pipeline -- Black Lake Pipeline owns a 317 mile long NGL pipeline, with a current capacity of approximately 40 MBbl/d. The pipeline receives NGLs from a number of gas plants in Louisiana and Texas. The NGLs are transported to Mont Belvieu fractionators.

     Equity in earnings amounted to the following for the years ended December
31:

                                                           2000      1999      1998
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Dauphin Island Gathering Partners.......................  $ 3,835   $ 5,974   $ 7,234
Mont Belvieu I..........................................     (501)      440        --
Mobile Bay Processing Partners..........................    2,413     2,307        65
Sycamore Gas System General Partnership.................       44       142       261
Main Pass Oil Gathering.................................    2,973     3,638     2,598
Black Lake Pipeline.....................................    1,833     1,141        --
Ferguson-Burleson.......................................      651     5,600        --
Westana Gathering Company...............................      346     1,339       409
TEPPCO Partners, L.P....................................   10,589        --        --
Other affiliates........................................    5,241     1,921     1,278
                                                          -------   -------   -------
          Total equity earnings.........................  $27,424   $22,502   $11,845
                                                          =======   =======   =======

     Distributions in excess of earnings were $4.2 million, $9.5 million and $3.2 million in 2000, 1999 and 1998, respectively.

     In connection with the Combination, the Predecessor Company's interest in Westana Gathering Company was sold in February 2000. Proceeds and loss on the sale approximated $12 million and $4 million, respectively.

     On March 31, 2000, Ferguson-Burleson was exchanged in connection with the acquisition of the Conoco and Mitchell assets (see Note 3).

     The following summarizes combined financial information of unconsolidated affiliates for the years ended December 31:

                                                        2000        1999       1998
                                                      ---------   ---------   -------
                                                              (IN THOUSANDS)
Income statement:
  Operating revenues................................  $ 242,900   $ 452,118   $61,618
  Operating expenses................................    216,334     374,079    36,173
  Net income........................................     27,278      55,606    27,878
Balance sheet:
  Current assets....................................  $  97,478   $ 119,506
  Noncurrent assets.................................    749,772     761,270
  Current liabilities...............................    (79,567)   (113,121)
  Noncurrent liabilities............................   (133,058)    (14,853)
                                                      ---------   ---------
          Net assets................................  $ 634,625   $ 752,802
                                                      =========   =========

                        DUKE ENERGY FIELD SERVICES, LLC

9. TRANSACTIONS WITH AFFILIATES

     As of December 31, 1999, the Predecessor Company had a $101.6 million note payable to Duke Energy, scheduled to mature in 2004 bearing interest at 8.5%. Additionally, as of December 31, 1999, the Predecessor Company had a $540.0 million note payable to Duke Energy, scheduled to mature December 31, 2000 bearing interest at prime (8.5% at December 31, 1999), adjusted quarterly, and notes payable of $44.3 million and $4.6 million to Duke Energy, payable on demand and bearing interest at the Canadian Prime Rate (6.5% at December 31, 1999), plus fifty basis points, adjusted quarterly. These notes were terminated in connection with the Combination.

     Intercompany advances do not bear interest. Advances are carried as open accounts and are not segregated between current and non-current amounts. Increases and decreases in advances result from the movement of funds to provide for operations, capital expenditures, and debt payments of Duke Energy and its subsidiaries. In addition, current income tax balances are recorded in these accounts. Average intercompany advances payable approximated $1,410.0 million and $203.8 million for 1999 and 1998, respectively. These advances from Duke Energy were terminated in connection with the Combination.

     See Notes 4 and 5 for discussion of other specific transactions with affiliates.

10. INCOME TAXES

     At March 31, 2000, the Company converted to a limited liability company which is a pass-through entity for income tax purposes. As a result, substantially all of the existing net deferred tax liability of $327.0 million was eliminated and a corresponding income tax benefit was recorded.

     The Predecessor Companies' taxable income is included in a consolidated federal income tax return with Duke Energy. Therefore, income tax has been provided in accordance with Duke Energy's tax allocation policy, which requires subsidiaries to calculate federal income tax as if separate taxable income, as defined, was reported. Foreign income taxes are not material and therefore are not shown separately.

     Income tax as presented in the Statements of Income and Comprehensive Income is summarized as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2000        1999       1998
                                                      ---------   --------   --------
                                                              (IN THOUSANDS)
Current:
  Federal...........................................  $  (5,066)  $(46,429)  $(36,142)
  State.............................................      2,130     (8,843)    (5,884)
                                                      ---------   --------   --------
          Total current.............................     (2,936)   (55,272)   (42,026)
                                                      ---------   --------   --------
Deferred:
  Federal...........................................   (268,911)    73,201     38,961
  State.............................................    (39,090)    13,100      6,354
                                                      ---------   --------   --------
          Total deferred............................   (308,001)    86,301     45,315
                                                      ---------   --------   --------
Total income tax expense............................  $(310,937)  $ 31,029   $  3,289
                                                      =========   ========   ========

                        DUKE ENERGY FIELD SERVICES, LLC

     Total income tax expense in 1999 and 1998 differed from the amount computed by applying the federal income tax rate to earnings before income tax. The reasons for this difference are as follows:

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                               1999      1998
                                                              -------   ------
                                                               (IN THOUSANDS)
Federal income tax rate.....................................     35.0%    35.0%
                                                              =======   ======
Income tax, computed at the statutory rate..................  $26,025   $1,861
Adjustments resulting from:
  State income tax, net of federal income tax effect........    2,863      186
  Non-deductible amortization and other.....................    2,141    1,242
                                                              -------   ------
          Total income tax..................................  $31,029   $3,289
                                                              =======   ======

     The tax effects of temporary differences that resulted in deferred income tax assets and liabilities, and a description of the significant items that created these differences at December 31, 1999 were as follows (in thousands):

Deferred income tax assets..............................   $   7,600
                                                           ---------
Property, plant, and equipment..........................    (275,008)
Deferred charges........................................     (15,300)
State deferred income tax, net of federal tax effect....     (25,600)
                                                           ---------
          Total deferred income tax liabilities.........    (315,908)
                                                           ---------
Net deferred income tax liability.......................   $(308,308)
                                                           =========

11. FINANCING

     Credit Facility with Financial Institutions -- In March 2000, Field Services LLC entered into a $2,800 million credit facility with several financial institutions. The credit facility is used to support a commercial paper program for short term financing requirements. On April 3, 2000, Field Services LLC borrowed $2,790.9 million in the commercial paper market to fund one-time cash distributions of $1,524.5 million to Duke Energy and $1,219.8 million to Phillips, and to meet working capital requirements. The credit facility matures on March 30, 2001, and bears interest at a rate equal to, at the Company's option, either (1) LIBOR plus 0.625% per year or (2) the higher of
(a) the Bank of America prime rate and (b) the Federal Funds rate plus 0.50% per year. The Company reduced the size of the facility to $2,500 million effective August 10, 2000, to $1,000 million effective August 17, 2000, and to $700 million effective February 6, 2001, due to the issuance of preferred members' interest and debt securities described below. At December 31, 2000, there were no borrowings against the credit facility. At December 31, 2000 we had $346.4 million in outstanding commercial paper, with maturities ranging from 2 days to 19 days and annual interest rates ranging from 7.05% to 7.6%. At no time did the amount of our outstanding commercial paper exceed the available amount under the credit facility.

     Preferred Financing -- In August 2000, the Company issued $300.0 million of preferred member interests to affiliates of Duke Energy and Phillips. The proceeds from this financing were used to repay a portion of the Company's outstanding commercial paper. The preferred member interests are entitled to cumulative preferential distributions of 9.5% per annum payable, unless deferred, semi-annually. The Company has the right to defer payments of preferential distributions on the preferred member interests, other than certain tax distributions, at any time and from time to time, for up to ten consecutive semi-annual periods. Deferred preferred distributions will accrue additional amounts based on the preferential distribution

                        DUKE ENERGY FIELD SERVICES, LLC
rate (plus 0.5% per annum) to the date of payment. The preferred member interests, together with all accrued and unpaid preferential distributions, must be redeemed and paid on the earlier of the thirtieth anniversary date of issuance or consummation of an initial public offering of equity securities. As of December 31, 2000, the Company has paid preferential distributions of $11.7 million.

     Debt Securities -- Long-term debt at December 31, 2000 was as follows:

                                 PRINCIPAL/
                                  DISCOUNT                      INTEREST
                                  ($000S)       ISSUE DATE        RATE        DUE DATE
                                 ----------     ----------      --------      --------
Debt Securities................  $  600,000   August 16, 2000   7 1/2%     August 16, 2005
                                    800,000   August 16, 2000   7 7/8%     August 16, 2010
                                    300,000   August 16, 2000   8 1/8%     August 16, 2030
Unamortized discount...........     (11,843)
                                 ----------
Net long-term debt.............  $1,688,157
                                 ==========

     In 2005, only the $600 million notes become due. The notes mature and become due and payable on the respective due dates, and are not subject to any sinking fund provisions. Interest is payable semiannually. The notes are redeemable at the option of the Company. The Company used the proceeds from the issuance of the debt securities to repay short term debt.

     In addition, the Company issued $250 million of senior unsecured 10-year notes in February 2001.

12. RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

     Commodity Derivatives -- Trading -- The Company engages in the trading of commodity derivatives, and therefore experiences net open positions. The Company manages its open positions with strict policies which limit its exposure to market risk and require daily reporting to management of potential financial exposure. These policies include statistical risk tolerance limits using historical price movements to calculate a daily earnings at risk measurement. The weighted-average life of the Company's commodity trading portfolio was approximately three months at December 31, 2000. The Company did not trade commodity derivatives prior to 1999.

     GAIN (LOSSES) RECOGNIZED FROM TRADING COMMODITY DERIVATIVES:

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
NGLs........................................................  $12,525   $20,254
Crude oil...................................................   (2,825)   (3,354)

     ABSOLUTE NOTIONAL CONTRACT QUANTITY OF COMMODITY DERIVATIVES HELD FOR TRADING PURPOSES:

                                                               DECEMBER 31,
                                                              --------------
                                                               2000    1999
                                                              ------   -----
NGLs, in thousands of barrels...............................  15,209   5,826
Crude oil, in thousands of barrels..........................   4,995   6,487

                        DUKE ENERGY FIELD SERVICES, LLC

     FAIR VALUES OF COMMODITY DERIVATIVES -- TRADING (In thousands):

                                                        2000                    1999
                                                ---------------------   ---------------------
                                                ASSETS    LIABILITIES   ASSETS    LIABILITIES
                                                -------   -----------   -------   -----------
Fair value at December 31.....................  $46,185     $51,179     $10,461     $10,079
Average fair value for the year...............   52,726      47,581       8,588       8,359

     Commodity Derivatives -- Non-Trading -- Historically, the Company's commodity price risk management program had been directed by Duke Energy under its centralized program for controlling, managing and coordinating its management of risks. During the three months ended March 31, 2000 and the year ended December 31, 1999, the Company recorded hedging losses of $46.7 million and $34.0 million, respectively, under Duke Energy's centralized program. As of March 31, 2000, the commodity positions then held by the Company under the centralized program were transferred to Duke Energy.

     Effective April 1, 2000, the Company began directing its risk management activities, including commodity price risk for market fluctuations in the price of NGLs, independently of Duke Energy. The Company uses commodity-based derivative contracts to reduce the risk in the Company's overall earnings and cash flow with the primary goals of: (1) maintaining minimum cash flow to fund debt service, dividends and maintenance type capital projects; and (2) avoiding disruption of the Company's growth capital and value creation process. The Company has implemented a risk management policy that provides guidelines for entering into contractual arrangements to manage commodity price exposure. Swaps and options are used to manage and hedge prices related to these market exposures. During the nine months ended December 31, 2000, the Company recorded a hedging loss of $81.0 million under the Company's self-directed risk management program.

     The Company manages its exposure to risk from existing assets, liabilities and commitments by hedging the impact of market fluctuations. At December 31, 2000 and 1999, the Company held or issued several commodity derivatives that reduce exposure to market fluctuations in the price and transportation costs of natural gas and NGLs. The Company's market exposure arises from inventory balances and fixed-price purchase and sale commitments that extend for periods of up to 10 years. Futures and swaps are used to manage and hedge prices and location risk related to these market exposures. Futures and swaps are also used to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of natural gas and NGLs.

     The gains, losses and costs related to non-trading commodity derivatives are not recognized until the underlying physical transaction closes. At December 31, 2000 and 1999, the Company had unrealized net losses related to commodity derivative hedges of $15.3 million and $63.5 million, respectively.

     ABSOLUTE NOTIONAL CONTRACT QUANTITY OF COMMODITY DERIVATIVES HELD FOR NON-TRADING PURPOSES:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
Natural gas, in billion cubic feet..........................   25.57      7.8
Crude oil, in thousands of barrels..........................  19,079   32,764
Propane, in thousands of barrels............................   1,000       --

     Hedging losses in 2000 and 1999 totaled approximately $127.7 and $34.0 million, respectively.

     Market and Credit Risk -- The Company sells natural gas liquids to a variety of customers ranging from large, multi-national petrochemical and refining companies to small regional retail propane distributors. Substantially all of the Company's NGL sales are made at market-based prices, including approximately 40 percent of the Company's NGL production that is committed to Phillips and Chevron Phillips

                        DUKE ENERGY FIELD SERVICES, LLC

Chemical LLC, under an existing 15-year contract, of which 14 years remain. This concentration of credit risk may affect the Company's overall credit risk in that these customers may be similarly affected by changes in economic, regulatory or other factors. On all transactions where the Company is exposed to credit risk, the Company analyzes the counterparties' financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis.

     Natural gas and crude oil futures, which are used to hedge commodity price risk for market fluctuations in the price of NGLs for the Company's NGL production, involve the buying and selling of natural gas and crude oil for future delivery at a fixed price. Over-the-counter swap agreements require us to receive or make payments on the difference between a specified price and the actual price of natural gas or crude oil.

     Crude oil options are also used to hedge market price fluctuations for the Company's NGL production utilizing collars. Collars contain a fixed floor price (the Company purchases a put) and ceiling price (the Company sells a call). If the market price of crude oil exceeds the call strike price or falls below the put strike price, the Company receives the fixed price and pays the market price. If the market price of crude oil is between the call and put strike price, no payments are due to or from the counterparty.

     An active forward market for hedging NGL products is not normally available for hedging a significant amount of our NGL production beyond a one to three month time horizon. With an anticipated hedging horizon of up to 12 months, crude oil derivatives, which historically have had a high correlation with NGL prices, will typically be the mechanism used for longer-term price risk management.

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

13. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                       DECEMBER 31, 2000              DECEMBER 31, 1999
                                  ----------------------------   ----------------------------
                                   CARRYING     ESTIMATED FAIR    CARRYING     ESTIMATED FAIR
                                    AMOUNT          VALUE          AMOUNT          VALUE
                                  -----------   --------------   -----------   --------------
                                                        (IN THOUSANDS)
Accounts receivable.............  $ 1,047,972    $ 1,047,972     $   464,133    $   464,133
Notes receivable................       29,465         29,465          21,866         22,582
Accounts payable................   (1,035,910)    (1,035,910)       (450,205)      (450,205)
Advances, net -- parents........           --             --      (1,579,475)    (1,579,475)
Notes payable...................           --             --        (690,480)      (655,843)
Natural gas, NGL and oil hedge
  contracts.....................           --        (15,298)        (63,500)            --
Short term debt.................     (346,410)      (346,410)             --             --
Long term debt..................   (1,688,157)    (1,795,371)             --             --

                        DUKE ENERGY FIELD SERVICES, LLC

     The fair value of cash and cash equivalents, accounts receivable, accounts payable, and short term debt are not materially different from their carrying amounts because of the short term nature of these instruments or the stated rates approximating market rates.

     Notes receivable is carried in the accompanying balance sheet at cost. The Company anticipates selling the majority of notes receivable at face value to Duke Capital Partners, an affiliated company, during 2001. Therefore, the fair value has been determined using the face value.

     Related party advances and notes payable are carried at cost. Fair value has been estimated using discounted cash flows of maturities of five years and interest rates of 8.0%.

     The estimated fair value of the natural gas, NGL and oil hedge contracts is determined by multiplying the difference between the quoted termination prices for natural gas, NGL and oil and the hedge contract prices by the quantities under contract. The estimated fair value of options is determined by the Black-Scholes options valuation model.

     The estimated fair value of long term debt is determined by prices obtained from market quotes.

14. COMMITMENTS AND CONTINGENT LIABILITIES

     Litigation -- The midstream natural gas industry has seen an increase in the number of class action lawsuits involving royalty disputes, mismeasurement and mispayment allegations. Although the industry has seen these types of cases before, they were typically brought by a single plaintiff or small group of plaintiffs. Many of these cases are now being brought as class actions. The Company and its subsidiaries are currently named as defendants in certain of these cases. Management believes the Company and its subsidiaries have meritorious defenses to these cases, and therefore will continue to defend them vigorously. However, these class actions can be costly and time consuming to defend.

     A judgement has been entered in the case of Chevron U.S.A., Inc. versus GPM Gas Corporation (GPM), a wholly owned subsidiary of Field Services LLC, upholding and construing most favored nations clauses in three 1961 West Texas gas purchase contracts. Although a U.S. District Court for the Western District of Texas, Midland Division decided in September 1999 that GPM owes Chevron damages in the amount of $13.8 million through July 31, 1998, plus 6% interest from that date and attorneys' fees in the amount of $0.3 million, GPM has appealed the judgement to the U.S. Court of Appeals for the Fifth Circuit on October 14, 1999.

     Management believes that the final deposition of these proceedings will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

     Environmental -- On June 17, 1999, the EPA published in the Federal Register a final MACT standard under Section 112 of the Clean Air Act to limit emissions of Hazardous Air Pollutants ("HAPs") from oil and natural gas production as well as from natural gas transmission and storage facilities. The MACT standard requires that affected facilities reduce their emissions of HAPs by 95%, and this will affect the Company's various large dehydration units and potentially some of the Company's storage vessels. This new standard will require that the Company achieve this reduction by either process modifications or installing new emissions control technology. The MACT standard will affect the Company and its competitors in varying degrees. The rule allows most affected sources until at least June 2002 to comply with the requirements. While additional capital costs are likely to result from this rule or other potential air regulations, Management believes that these changes will not have a material adverse effect on the Company's business, financial position or results of operations.

     The Company has various ongoing remedial matters related to historical operations similar to others in the industry, based primarily on state authorities generally described above. These are typically managed in conjunction with the relevant state or federal agencies to address specific conditions, and in some cases are the

                        DUKE ENERGY FIELD SERVICES, LLC
responsibility of other entities based upon contractual obligations related to the assets. On March 31, 1999, the Company acquired the midstream natural gas gathering and processing assets of Union Pacific Resources located in several states, which include 18 natural gas plants and 365 gathering facility sites. In connection with pre-April 1999 soil and ground water conditions identified as part of this transaction, the Company has entered into an agreement with a third party environmental/insurance partnership for a one-time premium payment subject to certain deductibles. With respect to these identified environmental conditions, the environmental partner has assumed liability and management responsibility for environmental remediation, and the insurance partner is providing financial management, program oversight, remediation cost cap insurance coverage for a 30 year term, and pollution legal liability coverage for a 20 year term. While the Company could face liability in the event of default, management believes this innovative approach can promote pro-active site cleanup and closure, reduce internal resource needs for managing remediation, and may improve the marketability of assets based on transferability of this insurance coverage. Also, in August 1996, the Company acquired certain gas gathering and processing assets in three states from Mobil Corporation. Under the terms of the asset purchase agreement, Mobil has retained the liabilities and costs related to various pre-August 1996 environmental conditions that were identified with respect to those assets. Mobil has formulated or is in the process of developing plans to address certain of these conditions which the Company will review and monitor as clean-up activities proceed.

     The Company is presently resolving non-compliance issues with the Texas Natural Resources Conservation Commission associated with the timing of air permit annual compliance certifications submitted to the agency in 1999 and 1998. This matter, a large portion of which was voluntarily self-disclosed to the agency, involves approximately 115 of the Company's facilities that did not meet specific administrative filing deadlines for required air permit paperwork. In addition, at this time the Company is actively resolving with the New Mexico Environment Department alleged non-compliance with various air permit requirements at four of our New Mexico facilities. These matters, the majority of which were also voluntarily self-disclosed to the agency, generally involve document preparation and submittal as required by permits, compliance testing requirements at two facilities, and compliance with permit emissions limits at one facility. Management believes that these apparent non-compliance issues being addressed with the Texas and New Mexico agencies under relevant air programs will result in total penalty assessments of less than $500,000.

     We have been in discussions with the Colorado Air Pollution Control Division regarding various asserted non-compliance issues arising from agency inspections of our Colorado facilities in 2000 and 1999, and arising from compliance issues disclosed to the agency pursuant to permit requirements or voluntarily disclosed to the agency in 2000. These items relate to various specific and detailed terms of the Title V Operating Permits at seven gas plants and two compressor stations in Colorado, including, for example, record keeping requirements, parametric monitoring requirements, delayed filings, and operations inconsistent with throughput limits on particular pieces of equipment. As a result of these discussions, we received from the agency in March 2001 a comprehensive proposed settlement agreement to resolve all of these various items related to air permit compliance at the nine facilities. Although we are still discussing the appropriate resolution of these apparent instances of non-compliance with the Division, we believe that the comprehensive resolution for all nine facilities will result in a total penalty assessment of less than $575,000.

     Other Commitments and Contingencies -- The Company utilizes assets under operating leases in several areas of operation. Combined rental expense amounted to $20.2 million, $11.8 million and $8.2 million in 2000, 1999 and 1998, respectively. Minimum rental payments under the Company's various operating leases for the years 2001 through 2005 are $8.2, $7.1, $6.4, $5.5 and $5.4 million, respectively. Thereafter, payments aggregate $13.0 million through 2008.

                        DUKE ENERGY FIELD SERVICES, LLC

15. STOCK-BASED COMPENSATION

     Under Duke Energy's 1998 Long-term Incentive Plan, stock options for Duke Energy's common stock may be granted to key employees of the Company. Under the plan, the exercise price of each option granted is no less than the market price of Duke Energy's common stock on the date of grant. Vesting periods range from one to five years with a maximum term of ten years.

     On December 20, 2000, Duke Energy announced a two-for-one common stock split effective January 26, 2001, to shareholders of record on January 3, 2001. The option information which follows has been restated to reflect the stock split, and appropriate adjustments have been made in the exercise price and number of shares subject to stock options.

     The following tables set forth information regarding options to purchase Duke Energy's common stock granted to employees of the Company.

  Stock Option Activity

                                                                               WEIGHTED
                                                                               AVERAGE
                                                                 OPTIONS       EXERCISE
                                                              (IN THOUSANDS)    PRICE
                                                              --------------   --------
Outstanding at December 31, 1997............................        450          $ 12
  Granted...................................................        558            28
  Exercised.................................................       (140)           11
  Forfeited.................................................         --            --
                                                                  -----          ----
Outstanding at December 31, 1998............................        868            22
  Granted...................................................      1,756            27
  Exercised.................................................        (66)           13
  Forfeited.................................................        (36)           28
                                                                  -----          ----
Outstanding at December 31, 1999............................      2,522            26
  Granted...................................................        837            41
  Exercised.................................................       (568)           22
  Forfeited.................................................       (223)           27
                                                                  -----          ----
Outstanding at December 31, 2000............................      2,568          $ 31
                                                                  =====          ====

  Stock Options at December 31, 2000

                                                   OUTSTANDING
                                     ----------------------------------------
                                                        WEIGHTED     WEIGHTED    EXERCISABLE     WEIGHTED
                                                        AVERAGE      AVERAGE    --------------   AVERAGE
RANGE OF                                 NUMBER        REMAINING     EXERCISE       NUMBER       EXERCISE
EXERCISE PRICES                      (IN THOUSANDS)   LIFE (YEARS)    PRICE     (IN THOUSANDS)    PRICE
---------------                      --------------   ------------   --------   --------------   --------
$8 to $10..........................         16             4.1         $10            16           $10
$11 to $12.........................         25             4.2          12            25            12
$13 to $16.........................          3             5.1          13             3            13
$21 to $25.........................        765             8.9          25           192            25
$26 to $30.........................      1,025             8.0          28           167            28
  G $34............................        734            10.0          43            --            --
                                         -----                                       ---
          Total....................      2,568             8.8          31           403            25
                                         =====                                       ===

                        DUKE ENERGY FIELD SERVICES, LLC

     There were 382,000 and 164,100 options exercisable at December 31, 1999 and 1998 with a weighted average exercise price of $17 and $11 per option.

     No compensation cost related to the stock options has been recorded as the intrinsic method of accounting is used and the exercise price of each option granted equaled the market price on the date of grant. The weighted average fair value of options granted was $10.00, $5.00 and $4.00 per option during 2000, 1999 and 1998, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.

  Weighted-Average Assumptions for Option-Pricing

                                                             2000      1999      1998
                                                            -------   -------   -------
Stock dividend yield......................................     3.7%      4.1%      4.2%
Expected stock price volatility...........................    25.1%     18.8%     15.1%
Risk-free interest rates..................................     5.3%      5.9%      5.6%
Expected option lives.....................................  7 years   7 years   7 years

     Stock-based compensation expense calculated using the Black-Scholes option-pricing model for 2000, 1999 and 1998 would have been $2.9 million, $2.5 million and $0.8 million, respectively and net income would have been $678.2 million, $41.8 million and $1.5 million, respectively.

     Duke Energy granted restricted shares of Duke Energy common stock to key employees of the Predecessor Company under the 1996 Stock Incentive Plan. Restricted stock grants under the 1996 plan vest over periods ranging from one to five years. Duke Energy awarded 28,526 restricted shares in 2000 (fair value at date of grants of approximately $822,000) and 11,100 shares in 1999 (fair value at grant dates of approximately $618,000). No restricted shares were awarded in 1998. Compensation expense for the stock grants is charged to the earnings of the Predecessor Company over the vesting period, and amounted to approximately $402,000, $275,000, and $0 in 2000, 1999, and 1998, respectively.

     In addition, Duke Energy granted performance awards of Duke Energy common stock to key employees of the Predecessor Company under the 1998 Long-Term Incentive Plan. Performance awards under the 1998 plan vest over periods ranging from one to seven years. Duke Energy did not award any performance awards in 2000 or 1998. Duke Energy awarded 86,400 shares in 1999 (fair value at grant dates of approximately $2.3 million). Compensation expense for the performance grants is charged to the earnings of the Predecessor Company over the vesting period, and amounted to approximately $1.2 million, $305,000, and $0 in 2000, 1999, and 1998, respectively.

16. PENSION AND OTHER BENEFITS

     Effective March 31, 2000, participation by the Company's employees in Duke Energy's non-contributory defined benefit retirement plan and employee savings plan were terminated. Effective April 1, 2000, the Company's employees began participation in the Company's employee savings plan, in which the Company contributes 4% of each eligible employee's qualified wages. Additionally, the Company matches employees' contributions to the plan up to 6% of qualified wages. During 2000, the Company expensed plan contributions of $8.9 million.

     Duke Energy has, and the Predecessor Company participated in, a non-contributory trustee pension plan which covered eligible employees with a minimum service requirements using a cash balance formula. The plan provides pension benefits for eligible employees of the Predecessor Company that are generally based on the employee's actual eligible earnings and accrued interest. Through December 31, 1998, for certain eligible employees, a portion of their benefit may also be based on the employee's years of benefit accrual service and highest average eligible earnings. Effective January 1, 1999, the benefit formula under the plan for all eligible

                        DUKE ENERGY FIELD SERVICES, LLC
employees was changed to a cash balance formula. Duke Energy's policy is to fund amounts, as necessary, on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan members. Aspects of the plan specific to the Predecessor Company are as follows:

     COMPONENTS OF NET PERIODIC PENSION COSTS

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                            2000     1999      1998
                                                            -----   -------   -------
                                                                 (IN THOUSANDS)
Service cost benefit earned during year...................  $ 480   $ 1,280   $   911
Interest cost on projected benefit obligation.............    460     1,375       794
Expected return on plan assets............................   (674)   (2,307)   (1,391)
Amortization of net transition asset......................    (21)      (85)      (86)
Amortization of prior service cost........................      8        34        43
Recognized actuarial loss.................................     --         6        --
Settlement gain...........................................     --        --       (40)
                                                            -----   -------   -------
Net periodic pension cost.................................    253       303       231
Impact of terminating plan participation..................    483        --        --
                                                            -----   -------   -------
Total pension cost for fiscal 2000........................  $ 736   $   303   $   231
                                                            =====   =======   =======

     RECONCILIATION OF FUNDED STATUS TO PRE-FUNDED PENSION COSTS

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2000      1999
                                                              --------   -------
                                                                (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $ 21,846   $14,651
Service cost................................................       480     1,280
Interest cost...............................................       460     1,375
Intercompany transfers(a)...................................       128     8,519
Benefits paid...............................................      (180)     (190)
Actuarial (gains)/losses....................................        --    (3,789)
Impact of terminating plan participation....................   (22,734)       --
                                                              --------   -------
Benefit obligation at end of year...........................  $     --   $21,846
                                                              ========   =======

                        DUKE ENERGY FIELD SERVICES, LLC

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2000      1999
                                                              --------   -------
                                                                (IN THOUSANDS)
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............  $ 33,827   $20,211
Intercompany transfers(a)...................................       128     8,519
Actual return on plan assets................................        37     4,985
Employer contributions......................................       736       302
Benefits paid...............................................      (180)     (190)
Impact of terminating plan participants.....................   (34,548)       --
                                                              --------   -------
Fair value of plan assets at end of year....................  $     --   $33,827
                                                              ========   =======
Funded status...............................................  $     --   $11,982
Unrecognized net transition asset...........................        --      (425)
Unrecognized prior service cost.............................        --       268
Unrecognized experience gain................................        --    (7,267)
                                                              --------   -------
Pre-funded pension costs....................................  $     --   $ 4,558
                                                              ========   =======

---------------

(a) Intercompany transfers relate to benefit obligations and plan assets associated with employees transferring between the Predecessor Company and other Duke Energy affiliates.

ASSUMPTIONS USED FOR PENSION BENEFIT ACCOUNTING

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
Discount rate...............................................  7.50%   7.50%   6.75%
Rate of increase in compensation levels.....................  4.53%   4.50%   4.67%
Expected long-term rate of return on plan assets............  9.25%   9.25%   9.25%

     The Predecessor Company also sponsors an employee savings plan which covers substantially all employees. During 1999 and 1998, the Company expensed plan contributions of $3.6 million and $1.8 million, respectively.

     The Predecessor Company's postretirement benefits, in conjunction with Duke Energy, consist of certain health care and life insurance benefits for certain retired employees. Postretirement benefits costs were not material in 2000, 1999 and 1998. The Company does not have any continuing obligations with respect to post-requirement benefits that are significant.

17. BUSINESS SEGMENTS

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

                        DUKE ENERGY FIELD SERVICES, LLC

     The following table sets forth the Company's segment information.

                                                       YEARS ENDED DECEMBER 31,
                                               ----------------------------------------
                                                  2000            1999          1998
                                               -----------     ----------    ----------
                                                            (IN THOUSANDS)
Operating revenues:
  Natural gas................................  $ 7,036,003     $2,483,197    $1,497,901
  NGLs.......................................    3,652,120      1,365,577       309,380
  Intersegment(a)............................   (1,594,757)      (390,464)     (222,961)
                                               -----------     ----------    ----------
          Total operating revenues...........  $ 9,093,366     $3,458,310    $1,584,320
                                               ===========     ==========    ==========
Margin:
  Natural gas................................  $ 1,169,286     $  459,843    $  243,787
  NGLs.......................................       48,662         33,170         2,404
                                               -----------     ----------    ----------
          Total margin.......................  $ 1,217,948     $  493,013    $  246,191
                                               ===========     ==========    ==========
Other operating costs:
  Natural gas................................  $   329,054     $  182,062    $   79,797
  NGLs.......................................       (8,142)(c)      1,707            --
  Corporate..................................      171,154         73,685        44,946
                                               -----------     ----------    ----------
          Total other operating costs........  $   492,066     $  257,454    $  124,743
                                               ===========     ==========    ==========
Equity in earnings of unconsolidated
  affiliates:
  Natural gas................................  $    25,554     $   20,917    $   11,845
  NGLs.......................................        1,870          1,585            --
                                               -----------     ----------    ----------
          Total equity in earnings of
            unconsolidated affiliates........  $    27,424     $   22,502    $   11,845
                                               ===========     ==========    ==========
EBITDA(b):
  Natural gas................................  $   865,786     $  298,698    $  175,835
  NGLs.......................................       58,674         33,048         2,404
  Corporate..................................     (171,154)       (73,685)      (44,946)
                                               -----------     ----------    ----------
          Total EBITDA.......................  $   753,306     $  258,061    $  133,293
                                               ===========     ==========    ==========
Depreciation and amortization:
  Natural gas................................  $   218,593     $  119,425    $   73,470
  NGLs.......................................       12,636          9,073            --
  Corporate..................................        3,633          2,290         2,103
                                               -----------     ----------    ----------
          Total depreciation and
            amortization.....................  $   234,862     $  130,788    $   75,573
                                               ===========     ==========    ==========

                        DUKE ENERGY FIELD SERVICES, LLC

                                                       YEARS ENDED DECEMBER 31,
                                               ----------------------------------------
                                                  2000            1999          1998
                                               -----------     ----------    ----------
                                                            (IN THOUSANDS)
EBIT(b):
  Natural gas................................  $   647,193     $  179,273    $  102,365
  NGLs.......................................       46,038         23,975         2,404
  Corporate..................................     (174,787)       (75,975)      (47,049)
                                               -----------     ----------    ----------
          Total EBIT.........................  $   518,444     $  127,273    $   57,720
                                               ===========     ==========    ==========
Corporate interest expense...................  $   149,220     $   52,915    $   52,403
                                               ===========     ==========    ==========
Income before income taxes:
  Natural gas................................  $   647,193     $  179,273    $  102,365
  NGLs.......................................       46,038         23,975         2,404
  Corporate..................................     (324,007)      (128,890)      (99,452)
                                               -----------     ----------    ----------
          Total income before income taxes...  $   369,224     $   74,358    $    5,317
                                               ===========     ==========    ==========
Capital Expenditures:
  Natural gas................................  $   356,542     $1,387,805    $  183,750
  NGLs.......................................        1,284        177,070           146
  Corporate..................................       13,122          5,208         1,583
                                               -----------     ----------    ----------
          Total Capital Expenditures.........  $   370,948     $1,570,083    $  185,479
                                               ===========     ==========    ==========

                                                                AS OF DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Total assets:
  Natural gas...............................................  $4,896,542   $2,754,447
  NGLs......................................................     219,282      236,163
  Corporate(d)..............................................   1,054,274      491,686
                                                              ----------   ----------
          Total assets......................................  $6,170,098   $3,482,296
                                                              ==========   ==========

---------------

(a) Intersegment sales represent sales of NGLs from the natural gas segment to the NGLs segment at either index prices or weighted average prices of NGLs. Both measures of intersegment sales are effectively based on current economic market conditions.

(b) EBITDA consists of income from continuing operations before interest expense, income tax expense, and depreciation and amortization expense. EBIT is EBITDA less depreciation and amortization. These measures are not a measurement presented in accordance with generally accepted accounting principles and should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of the Company's profitability or liquidity. The measures are included as a supplemental disclosure because it may provide useful information regarding the Company's ability to service debt and to fund capital expenditures. However, not all EBITDA or EBIT may be available to service debt.

(c) Other operating cost for NGLs in 2000 include a gain on sale of NGL Pipeline Assets of $12 million.

(d) Includes items such as unallocated working capital, intercompany accounts and intangible and other assets.

                        DUKE ENERGY FIELD SERVICES, LLC

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                     FIRST        SECOND       THIRD        FOURTH
                                    QUARTER      QUARTER      QUARTER      QUARTER       TOTAL
                                   ----------   ----------   ----------   ----------   ----------
                                                           (IN THOUSANDS)
2000
  Operating revenue..............  $1,451,211   $2,172,360   $2,551,995   $2,917,800   $9,093,366
  Operating income...............      55,627      136,881      152,501      146,011      491,020
  EBIT...........................      62,386      144,829      156,809      154,420      518,444
  Net income.....................     361,900       92,229      114,304      111,728      680,161
1999
  Operating revenue..............  $  334,997   $  773,847   $1,040,653   $1,308,813   $3,458,310
  Operating income...............      (2,728)      29,761       38,119       39,619      104,771
  EBIT...........................         558       36,750       48,870       41,095      127,273
  Net income.....................      (8,521)      14,676       20,770       16,404       43,329

                        DUKE ENERGY FIELD SERVICES, LLC

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                             ADDITIONS
                                                      ------------------------
                                         BALANCE AT                CHARGED TO                 BALANCE AT
                                         BEGINNING    CHARGED TO      OTHER                     END OF
                                         OF PERIOD     EXPENSES    ACCOUNTS(B)   DEDUCTIONS     PERIOD
                                         ----------   ----------   -----------   ----------   ----------
DECEMBER 31, 2000:
  Allowance for doubtful accounts......    $ 6.7         $1.2         $  --        $ (4.3)      $ 3.6
  Environmental........................     15.7           .7          26.5          (4.2)       38.7
  Litigation...........................     10.9           --          20.0          (2.2)       28.7
  Other(a).............................     19.5           --           2.6          (3.5)       18.6
                                           -----         ----         -----        ------       -----
                                           $52.8         $1.9         $49.1        $(14.2)      $89.6
DECEMBER 31, 1999:
  Allowance for doubtful accounts......    $ 1.1           --         $ 5.6        $   --       $ 6.7
  Environmental........................      5.8           --          63.0         (53.1)       15.7
  Litigation...........................       --           --          11.0           (.1)       10.9
  Other(a).............................     11.3           --          17.0          (8.8)       19.5
                                           -----         ----         -----        ------       -----
                                           $18.2           --         $96.6        $(62.0)      $52.8
DECEMBER 31, 1998:
                                                                                                $18.2

---------------

(a) Principally consists of other contingency reserves which are included in the "Other Current Liabilities" or "Other Long Term Liabilities".

(b) Principally consists of environmental, litigation and other contingency reserves assumed in business acquisitions and combinations.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Members of Duke Energy Field Services, LLC

     We have audited the accompanying consolidated balance sheets of Duke Energy Field Services, LLC and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Denver, Colorado
March 2, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table provides information regarding our directors and executive officers:

NAME                                   AGE                          POSITION
----                                   ---                          --------
Jim W. Mogg..........................  52    Director and Chairman of the Board, President and Chief
                                               Executive Officer
Michael J. Panatier..................  52    Vice Chairman of the Board
Mark A. Borer........................  46    Senior Vice President, Southern Division
Michael J. Bradley...................  46    Senior Vice President, Northern Division
John E. Jackson......................  42    Vice President and Chief Financial Officer
Robert F. Martinovich................  43    Senior Vice President, Western Division
William W. Slaughter.................  53    Executive Vice President
Martha B. Wyrsch.....................  43    Senior Vice President, General Counsel and Secretary
Fred J. Fowler.......................  55    Director
John E. Lowe.........................  42    Director
J. J. Mulva..........................  54    Director
Richard B. Priory....................  54    Director

     Jim W. Mogg is Chairman of the Board, President and Chief Executive Officer of our company. Mr. Mogg also serves as Senior Vice President -- Field Services for Duke Energy. Mr. Mogg was President and Chief Executive Officer of the Predecessor Company from 1994 until the Combination. Mr. Mogg is also Vice Chairman and a director of the general partner of TEPPCO. Mr. Mogg as been in the energy industry since 1973.

     Michael J. Panatier, an executive officer of our company, serves our board of directors in an advisory capacity as Vice Chairman. Mr. Panatier served as Senior Vice President of Gas Processing and Marketing for Phillips from 1998 until the Combination. From 1994 until the Combination, he also served as President and Chief Executive Officer of GPM Gas Corporation, a subsidiary of Phillips. Mr. Panatier has been in the energy industry since 1975.

     Mark A. Borer is Senior Vice President, Southern Division of our company. Mr. Borer held the same position with the Predecessor Company from 1999 until the Combination. From 1992 until 1999, Mr. Borer served as Vice President of Natural Gas Marketing for Union Pacific Fuels, Inc. Mr. Borer is also a director of the general partner of TEPPCO. Mr. Borer has been in the energy industry since 1978.

     Michael J. Bradley is Senior Vice President, Northern Division of our company. Mr. Bradley held the same position with the Predecessor Company from 1994 until the Combination. Mr. Bradley has been in the energy industry since 1979.

     John E. Jackson was named Vice President and Chief Financial Officer of our Company effective February 21, 2001. Mr. Jackson joined the Company on April 1, 1999 as Vice President and Controller. He was previously the Chief Financial Officer of Union Pacific Fuels from 1997 to 1999. From 1996 to 1997, Mr. Jackson served as Controller of Union Pacific Resources. From 1995 to 1996, Mr. Jackson served as Treasurer of Union Pacific Resources. Mr. Jackson has been in the energy industry since 1981.

     Robert F. Martinovich is Senior Vice President, Western Division of our company. Mr. Martinovich was Senior Vice President of GPM Gas Corporation, a subsidiary of Phillips, from 1999 until the Combination. From 1996 until 1999, Mr. Martinovich was Vice President, Oklahoma Region for GPM Gas Corporation, and from 1994 until 1996, he was Business Development Manager for GPM Gas Corporation. Mr. Martinovich has been in the energy industry since 1980.

     William W. Slaughter is Executive Vice President of our company. Mr. Slaughter held the position of Advisor to the Chief Executive Officer of the Predecessor Company from 1998 until his appointment as Executive Vice President in 2000. From 1997 until 1998, Mr. Slaughter was Vice President of Energy Services for Duke Energy. From 1994 until 1997, Mr. Slaughter served as Vice President of Corporate Strategic Planning for PanEnergy and President of PanEnergy International Development Corporation. Mr. Slaughter is also a director of the general partner of TEPPCO. Mr. Slaughter has been in the energy industry since 1970.

     Martha B. Wyrsch is Senior Vice President, General Counsel and Secretary of our company. Ms. Wyrsch held the same position with the Predecessor Company from 1999 until the Combination. Ms. Wyrsch also currently serves as Senior Vice President and General Counsel -- Energy Transmission for Duke Energy. From 1997 until 1999, Ms. Wyrsch served as Vice President, General Counsel and Secretary of K N Energy, Inc. From 1996 until 1997, Ms. Wyrsch served as Vice President, Deputy General Counsel and Secretary of K N Energy, Inc. Ms. Wyrsch has been in the energy industry since 1991.

     Fred J. Fowler, a Director of our company, is Group President -- Energy Transmission of Duke Energy and has held that position since 1997. Mr. Fowler served as Group Vice President of Pan Energy from 1996 until 1997. From 1994 until 1996, Mr. Fowler served as President of Texas Eastern Transmission Corporation. Mr. Fowler is also a director of the general partner of TEPPCO. Mr. Fowler has been in the energy industry since 1968.

     John E. Lowe, a Director of our company, is the Senior Vice President of Corporate Strategy and Development and Interim Head of Refining, Marketing and Transportation for Phillips since February 2001. Mr. Lowe served as Senior Vice President of Planning and Strategic Transactions of Phillips from 2000 to 2001. Mr. Lowe served as Vice President of Planning and Strategic Transactions of Phillips from 1999 to 2000. From 1997 to 1999, Mr. Lowe served as Supply Chain Manager for Refining, Marketing and Transportation of Phillips. From 1993 to 1997 he served as Manager of Finance for Phillips. Mr. Lowe has been in the energy industry since 1981.

     J.J. Mulva, a Director of our company, is Chairman of the Board of Directors and Chief Executive Officer of Phillips and has held these positions since 1999. From June 1999 to October 1999, Mr. Mulva served as Vice Chairman, President and Chief Executive Officer of Phillips. From 1994 to 1999, Mr. Mulva served as President and Chief Operating Officer of Phillips. Mr. Mulva has been in the energy industry since 1973.

     Richard B. Priory, a Director of our company, is the Chairman, President and Chief Executive Officer of Duke Energy and has held that position since 1998. Mr. Priory served as Chairman and CEO of Duke Energy from 1997 to 1998. From 1994 until 1997, Mr. Priory served as President and Chief Operating Officer of Duke Energy. Mr. Priory is also a director of Dana Corporation and US Airways Group, Inc. Mr. Priory has been in the energy industry since 1976.

     Pursuant to our limited liability company agreement, we have five directors two of which are appointed by Phillips and three of which are appointed by Duke Energy.

     There are no family relationships between any of the executive officers nor any arrangement or understanding between any executive officer and any other person pursuant to which the officer was selected.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth compensation information for the year ended December 31, 2000 for the Chief Executive Officer and each of our next four most highly compensated executive officers. These five individuals are referred to as the "Named Executive Officers."

                                                                       LONG-TERM COMPENSATION}
                                    ANNUAL COMPENSATION          ------------------------------------
                              --------------------------------   RESTRICTED    SECURITIES
                                                  OTHER ANNUAL     STOCK       UNDERLYING      LTIP      ALL OTHER
                              SALARY     BONUS    COMPENSATION     AWARDS     STOCK OPTIONS   PAYOUTS   COMPENSATION
NAME AND PRINCIPAL POSITION     ($)       ($)        ($)(3)        ($)(4)          (#)          ($)       ($)(10)
---------------------------   -------   -------   ------------   ----------   -------------   -------   ------------
Jim W. Mogg(1)..............  376,474   475,219        --         193,513(5)     133,000(9)   76,102       37,399
  Chairman of the Board,
  President and Chief
  Executive Officer
Michael J. Panatier(2)......  366,865   473,800        --              --             --          --       30,909
  Vice Chairman of the Board
Mark A. Borer(1)............  196,154   166,300        --         145,730(6)      33,600(9)       --       24,497
  Senior Vice President,
  Southern Division
Michael J. Bradley(1).......  196,154   169,400        --         145,730(7)      34,400(9)   52,553       19,277
  Senior Vice President,
  Northern Division
Robert F. Martinovich(2)....  190,797   160,400        --         145,730(8)      36,600(9)       --       54,507
  Senior Vice President,
  Western Division

---------------

 (1) Prior to the Combination on March 31, 2000 all compensation paid to Messrs. Mogg, Borer and Bradley was paid by Duke Energy and was attributable to services provided to the Predecessor Company.

 (2) Prior to the Combination on March 31, 2000 all compensation paid to Messrs. Panatier and Martinovich was paid by Phillips.

 (3) Perquisites and other personal benefits received by each Named Executive Officer did not exceed the lesser of $50,000 or 10% of any such officer's salary and bonus disclosed in the table.

 (4) Messrs. Mogg, Borer, Bradley and Martinovich elected to receive a portion of the value of their long-term incentive component of their 2001 compensation in the form of phantom stock. The awards were granted under the Duke Energy 1998 Long-Term Incentive Plan on December 20, 2000. Phantom stock is represented by units denominated in shares of Duke Energy common stock. Each phantom stock unit represents the right to receive, upon vesting, one share of Duke Energy common stock. One quarter of each award vests on each of the first four anniversaries of the grant date provided the recipient continues to be employed by the Company or his or her employment terminates on account of retirement. The awards fully vest in the event of the recipient's death or disability or a change in control as specified in the Plan. If the recipient's employment terminates other than on account of retirement, death or disability, any unvested shares remaining on the termination date are forfeited. The phantom stock awards also grant an equal number of dividend equivalents, which represent the right to receive cash payments equivalent to the cash dividends paid on the number of shares of Duke Energy common stock represented by the phantom stock units awarded, until the related phantom stock units vest or are forfeited.

     The aggregate number of phantom stock units held by Messrs. Mogg, Borer, Bradley and Martinovich at December 31, 2000 and their values on that date are as follows:

                                                        NUMBER OF            VALUE AT
                                                   PHANTOM STOCK UNITS   DECEMBER 31, 2000
                                                   -------------------   -----------------
     J. Mogg.....................................         4,520              $192,665
     M. Borer....................................         1,120                47,740
     M. Bradley..................................         1,120                47,740
     R. Martinovich..............................         1,120                47,740

 (5) In addition to the 4,520 phantom stock units in note 4, at December 31, 2000, Mr. Mogg held an aggregate of 36,000 restricted shares of Duke Energy common stock having a value of $1,534,500. Dividends are paid on such shares. The vesting of these shares is determined by, among other things, the performance of Duke Energy.

 (6) In addition to the 1,120 phantom stock units in note 4, at December 31, 2000, Mr. Borer held an aggregate of 7,390 restricted shares of Duke Energy common stock having a value of $314,999. Dividends are paid on such shares. Of these restricted shares, 2,000 shares will vest on each of April 1, 2001 and April 1, 2002. The remaining 3,390 shares will vest on May 26, 2003.

 (7) In addition to the 1,120 phantom stock units in note 4, at December 31, 2000, Mr. Bradley held an aggregate of 3,390 restricted shares of Duke Energy common stock having a value of $144,499. Dividends are paid on such shares. These shares will vest on May 26, 2003.

 (8) In addition to the 1,120 phantom stock units in note 4, at December 31, 2000, Mr. Martinovich held an aggregate of 3,390 restricted shares of Duke Energy common stock having a value of $144,499. Dividends are paid on such shares. One half of these shares will vest on each of May 26, 2001 and May 26, 2002.

 (9) Represents options granted by Duke Energy to purchase shares of Duke Energy common stock.

(10) Represents the following:

      - Matching contributions under the Company's 401(k) and Retirement Plan as follows: J. Mogg, $6,275; M. Panatier, $15,000; M. Borer, $11,140; M.
        Bradley, $10,833; R. Martinovich, $14,616.

      - Make-whole matching contribution credits under the Duke Energy Executive Cash Balance Plan as follows: J. Mogg, $4,328; M. Borer, $370; M. Bradley, $698.

      - Make-whole contributions under the Company's Executive Deferred Compensation Plan as follows: J. Mogg, $22,955; M. Panatier, $13,062; M. Borer, $3,476; M. Bradley, $3,782.

      - Mortgage rate differential payments paid by the Company to account for increased mortgage payments due to employee relocation as follows: M. Bradley, $2,353.

      - Supplemental relocation payments made under the Company's relocation policy as follows: M. Borer, $7,900; R. Martinovich, $38,845.

      - Life Insurance premiums paid by the Company as follows: J. Mogg, $3,841;
        M. Panatier, $2,847; M. Borer, $1,611; M. Bradley, $1,611; R.
        Martinovich, $1,046.

BOARD COMPENSATION

     Our Directors do not receive a retainer or fees for service on our Board of Directors or any committees. All of our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of our Board of Directors or committees and for other reasonable expenses related to the performance of their duties as directors.

EMPLOYMENT AND CONSULTING AGREEMENTS

     We have entered into an employment agreement with Mr. Panatier which provides for a term of one year and expires March 31, 2001. During the term of this employment agreement, Mr. Panatier will receive a monthly salary of $32,000, which may be increased upon the recommendation of our Compensation Committee. The agreement also provides for a target bonus of 60% of Mr. Panatier's annual base salary. Mr. Panatier is entitled to participate in all of our benefit plans on the same basis as other similarly-situated executives of our company.

     Under the terms of the employment agreement, Mr. Panatier will also receive a long-term cash incentive award of $844,000 on April 1, 2001, plus accrued but unpaid interest on such amount of $43,188, based on an interest rate of 6% per annum from May 26, 2000 to April 1, 2001. In addition, the employment agreement grants Mr. Panatier a cash retention award of $960,000 on April 1, 2001, plus interest on such amount of $49,078, based on an interest rate of 6% per annum from May 26, 2000 to April 1, 2001. Mr. Panatier intends to leave the employment of the Company effective March 31, 2001.

     We have entered into a contract for consulting services with Mr. Slaughter that terminates in June 2002. During the term of this contract, Mr. Slaughter will receive a quarterly retainer of $46,860, in exchange for which Mr. Slaughter has agreed to perform services for us for up to 30 days per quarter. If Mr. Slaughter works more than 30 days per quarter, he is entitled to additional compensation at the rate of $1,562 for each additional day. In addition, under the terms of the contract, Mr. Slaughter will receive a long-term incentive award that tracks the performance of Duke Energy common stock. The award, valued at $360,000 at the time of grant, will be paid in cash, 50% on each of the first and second anniversary of grant. Any unpaid portion of such award will automatically be converted into stock options and restricted stock in the event of an initial public offering of equity securities occurring before the payment date.

OPTION GRANTS IN LAST FISCAL YEAR

     None of the Named Executive Officers has received options to purchase members interests in our company. None of the Named Executive Officers held options to purchase member interests in our company at December 31, 2000.

     This table shows options granted of Duke Energy common stock to the Named Executive Officers during 2000, along with the present value of the options on the date they were granted, calculated as described in footnote 2 to the table. Grants shown in the table with an expiration date of December 20, 2010, were awarded on December 20, 2000, and relate to compensation for 2001.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                   INDIVIDUAL GRANTS
                          --------------------------------------------------------------------
                          NUMBER OF SHARES    % OF TOTAL
                             UNDERLYING      OPTIONS/SARS
                            OPTIONS/SARS      GRANTED TO    EXERCISE OR BASE                     GRANT DATE PRESENT
NAME                       GRANTED(1)(#)     EMPLOYEES(2)     PRICE ($/SH)     EXPIRATION DATE      VALUE(3)($)
----                      ----------------   ------------   ----------------   ---------------   ------------------
J. W. Mogg..............       58,400            --(4)            29.50           6/29/2010            606,309
                               74,600          1.2%(4)          42.8125          12/20/2010            774,497
M. J. Panatier..........            0            --(4)               --                  --                  0
M. A. Borer.............       33,600            --(4)          42.8125          12/20/2010            348,835
M. J. Bradley...........       34,400           -- (4)          42.8125          12/20/2010            357,141
R. F. Martinovich.......       18,000            --(4)            29.50           6/29/2010            186,876
                               18,600            --(4)          42.8125          12/20/2010            193,105

---------------

(1) Neither the Company nor Duke Energy has granted any SARs to the Named Executive Officers or any other persons.

(2) Reflects percentage that the grant represents of the total options granted to employees of Duke Energy and its subsidiaries during 2000.

(3) Based on the Black-Scholes option valuation model. The following table lists key input variables used in valuing the options:

INPUT VARIABLE:
---------------
Risk-free Interest Rate...................................      5.45%
Dividend Yield............................................      3.70%
Stock Price Volatility....................................     25.88%
Option Term...............................................   10 years

     With respect to all option grants listed in the table, the volatility variable reflected historical monthly stock price trading date from November 30, 1997 through November 30, 2000. An adjustment was made with respect to each valuation for a risk of forfeiture during the vesting period. The actual value, if any, that a grantee may realized will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized will be at or near the value estimated based upon the Black-Scholes model.

(4) less than one percent.

                      OPTION EXERCISES AND YEAR-END VALUES

     This tables shows aggregate exercises of options for Duke Energy common stock during 2000 by the Named Executive Officers, and the aggregate year-end value of the unexercised options held by them. The value assigned to each unexercised "in-the-money" stock option is based on the positive spread between the exercise price of the stock option and the split-adjusted fair market value of Duke Energy common stock on December 31, 2000, which was $42.86. The fair market value is the average of the high and low prices of a share of Duke Energy common stock on that date as reported on the New York Stock Exchange Composite Transactions Tape. The ultimate value of a stock option will depend on the market value of the underlying shares on a future date.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                       NUMBER OF
                                                                      SECURITIES
                                                                      UNDERLYING      VALUE OF UNEXERCISED
                                                                      UNEXERCISED         IN-THE-MONEY
                                                                    OPTIONS/SARS AT     OPTIONS/SARS AT
                                                                      FY-END*(#)           FY-END($)
                                                                    ---------------   --------------------
                              SHARES ACQUIRED                        EXERCISABLE/         EXERCISABLE/
            NAME              ON EXERCISE(#)    VALUE REALIZED($)    UNEXERCISABLE       UNEXERCISABLE
            ----              ---------------   -----------------   ---------------   --------------------
J. W. Mogg..................      11,184             218,185        48,618/210,250     839,554/2,000,547
M. J. Panatier..............          --                  --                    --                    --
M. A. Borer.................          --                  --         8,400/ 43,800      139,050/ 417,151
M. J. Bradley...............      16,314             215,107         9,530/ 50,600      243,537/ 497,508
R. F. Martinovich...........          --                  --             0/ 36,600            0/ 240,480

---------------

* Neither the Company nor Duke Energy has granted any SARs to the Named Executive Officers or any other persons.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of the member interests in our company by:

     - each holder of more than 5% of our member interests;

     - the Named Executive Officers;

     - each director; and

     - all directors and executive officers as a group.

NAME OF BENEFICIAL OWNERS                            BENEFICIAL OWNERSHIP
-------------------------                            --------------------
Duke Energy Corporation...........................           69.7%
  526 South Church Street
  Charlotte, North Carolina 28201-1006
Phillips Petroleum Company........................           30.3
  Phillips Building
  Bartlesville, Oklahoma 74004
Jim W. Mogg.......................................             --
Michael J. Panatier...............................             --
Mark A. Borer.....................................             --
Michael J. Bradley................................             --
Robert F. Martinovich.............................             --
Fred J. Fowler....................................             --
John E. Lowe......................................             --
J.J. Mulva(1).....................................           30.3
Richard B. Priory(2)..............................           69.7
All directors and executive officers as a group
  (13 persons)(1)(2)..............................          100.0%

---------------

(1) Mr. Mulva serves as Chairman and Chief Executive Officer of Phillips. As such, Mr. Mulva may be deemed to have voting and dispositive power over our member interests beneficially owned by Phillips. Mr. Mulva disclaims beneficial ownership of the securities owned by Phillips.

(2) Mr. Priory serves as Chairman, President and Chief Executive Officer of Duke Energy. As such, Mr. Priory may be deemed to have voting and dispositive power over our member interests beneficially owned by Duke Energy. Mr. Priory disclaims beneficial ownership of the securities owned by Duke Energy.

     In August 2000, we issued $300.0 million of preferred member interests to affiliates of Duke Energy and Phillips. Duke Energy Field Services Investment Corp. was issued a preferred member interest representing 69.7% of the outstanding preferred member interests in our company and Phillips Gas Investment Company was issued a preferred member interest representing a 30.3% of the outstanding preferred member interests in our company. See Note 11 to the Notes to Consolidated Financial Statements. The preferred member interests have no voting rights in the election of our directors. Duke Energy and Mr. Priory may be deemed to have dispositive power over the preferred member interest held by Duke Energy Field Services Investment Corp., and Phillips and Mr. Mulva may be deemed to have dispositive power over the preferred member interest held by Phillips Gas Investment Company. Mr. Priory disclaims beneficial ownership of the preferred member interests held by Duke Energy Field Services Investment Corp. and Mr. Mulva disclaims beneficial ownership of the preferred member interests held by Phillips Gas Investment Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On March 31, 2000, we combined the midstream natural gas businesses of Duke Energy and Phillips. In connection with the Combination, Duke Energy and Phillips transferred all of their respective interests in their subsidiaries that conducted their midstream natural gas business to us. In connection with the Combination, Duke Energy and Phillips also transferred to us additional midstream natural gas assets acquired by Duke Energy or Phillips prior to consummation of the Combination, including the Mid-Continent gathering and processing assets of Conoco and Mitchell Energy. In addition, concurrently with the Combination, we obtained by transfer from Duke Energy the general partner of TEPPCO. In exchange for the asset contributions, Phillips received 30.3% of the outstanding non-preferred member interests in our company, with Duke Energy holding the remaining 69.7% of the outstanding non-preferred member interests in our company. In connection with the closing of the Combination, we borrowed approximately $2.8 billion in the commercial paper market and made one-time cash distributions (including reimbursements for acquisitions) of approximately $1.5 billion to Duke Energy and approximately $1.2 billion to Phillips.

     There are significant transactions and relationships between us, Duke Energy and Phillips. For purposes of governing these ongoing relationships and transactions, we will continue in effect the agreements described below. We intend that the terms of any future transactions and agreements between us and Duke Energy or Phillips will be at least as favorable to us as could be obtained from third parties. Depending on the nature and size of the particular transaction, in any such reviews, our Board of Directors may rely on our management's knowledge, use outside experts or consultants, secure appropriate appraisals, refer to industry statistics or prices, or take other actions as are appropriate under the circumstances.

TRANSACTIONS WITH DUKE ENERGY

  Services Agreement

     We have entered into a services agreement with Duke Energy and some of its subsidiaries, dated as of March 14, 2000, as amended on December 15, 2000. Under this agreement, Duke Energy and those subsidiaries will provide us with various staff and support services, including information technology products and services, payroll, employee benefits, insurance, cash management, ad valorem taxes, treasury, media relations, printing, records management, legal functions and shareholder services. These services are priced on the basis of a monthly charge approximating market prices. Additionally, we may use other Duke Energy services subject to hourly rates, including legal, insurance, internal audit, tax planning, human resources and security departments. This agreement, as amended, expires on December 31, 2001. We believe that the overall charges under this agreement will not exceed charges we would have incurred had we obtained similar services from outside sources.

  License Agreement

     In connection with the Combination, Duke Energy has licensed to us a non-exclusive right to use the phrase "Duke Energy" and its logo and certain other trademarks in identifying our businesses. This right may be terminated by Duke Energy at its sole option any time after:

     - Duke Energy's direct or indirect ownership interest in our company is less than or equal to 35%; or

     - Duke Energy no longer controls, directly or indirectly, the management and policies of our company.

     Following the receipt of Duke Energy's notice of termination, we have agreed to amend our organizational documents and those of our subsidiaries to remove the "Duke" name and to phase out within 180 days of the date of the notice the use of existing signage, printed literature, sales and other materials bearing a name, phrase or logo incorporating "Duke."

  Other Transactions

     Prior to the Combination, Duke Energy and its subsidiaries engaged in a number of transactions with the Predecessor Company. This included sales of residue gas and NGLs, the purchase of raw natural gas and other petroleum products and providing natural gas gathering and transportation services to Duke Energy and its subsidiaries. We anticipate that we will continue to engage is such activities with Duke Energy and its subsidiaries in the ordinary course of business. In 2000, our total revenues from such activities with Duke Energy and its subsidiaries were approximately $1,459.2 million.

TRANSACTIONS WITH PHILLIPS

  Transition Services Agreement

     We have entered into a Transition Services Agreement with Phillips, dated as of March 17, 2000. Under this agreement, Phillips will provide us with various staff and support services, including information technology products and services, cash management, real estate, claims and property tax services. The above services are priced on the basis of a monthly charge equal to Phillips' fully-burdened cost of providing the services. The original term of this agreement expired on December 31, 2000; however, we are in negotiations with Phillips to extend the term for some of these services. Both companies continue to perform under the original agreement.

  Other Transactions

     Prior to the Combination, Phillips engaged in a number of transactions with GPM Gas Corporation, the subsidiary of Phillips that owned its midstream natural gas assets that were transferred to us as part of the Combination. This included the sale of residue gas, NGLs and sulfur, and the purchase of raw natural gas. In addition, it included a long-term agreement with Phillips and Chevron Phillips Chemical Company LLC ("CPC") for the sale of NGLs at index-based prices. We anticipate that we will continue to engage in such activities with Phillips and its subsidiaries and CPC in the ordinary course of business. From the date of the combination through December 31, 2000, our total revenues from such activities with Phillips and its subsidiaries, and CPC were approximately $942.3 million.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedule included in Part II of this annual report are as follows:

     Consolidated Financial Statements

        Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

        Consolidated Balance Sheets as of December 31, 2000 and 1999

        Consolidated Statements of Equity for the Years Ended December 31, 2000, 1999 and 1998

     Notes to Consolidated Financial Statements

     Quarterly Financial Data (unaudited) (included in Note 18 of the Notes to Consolidated Financial Statements)

     Consolidated Financial Statement Schedule II -- Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2000, 1999 and 1998

     All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

     (b) Reports on Form 8-K

     None.

     (c) Exhibits -- See Exhibit Index immediately following the signature page.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DUKE ENERGY FIELD SERVICES, LLC

                                            By:       /s/ JIM W. MOGG
                                              ----------------------------------
                                                         Jim W. Mogg
                                               Chairman of the Board, President
                                                              and
                                                   Chief Executive Officer

March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                   /s/ JIM W. MOGG                     Chairman of the Board, President and Chief
-----------------------------------------------------    Executive Officer (Principal Executive
                     Jim W. Mogg                         Officer)

                 /s/ JOHN E. JACKSON                   Chief Financial Officer (Principal Financial
-----------------------------------------------------    and Accounting Officer)
                   John E. Jackson

                 /s/ FRED J. FOWLER                    Director
-----------------------------------------------------
                   Fred J. Fowler

                  /s/ JOHN E. LOWE                     Director
-----------------------------------------------------
                    John E. Lowe

                   /s/ J.J. MULVA                      Director
-----------------------------------------------------
                     J.J. Mulva

                /s/ RICHARD B. PRIORY                  Director
-----------------------------------------------------
                  Richard B. Priory

Date: March 30, 2001

                                 EXHIBIT INDEX

     Exhibits filed herewith are designated by an asterisk(*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**).

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
          3.1            -- Amended and Restated Limited Liability Company Agreement
                            of Duke Energy Field Services, LLC by and between
                            Phillips Gas Company and Duke Energy Field Services
                            Corporation, dated as of March 31, 2000 (incorporated by
                            reference to Exhibit 3.1 to Form 10 (Registration No.
                            000-31095) of registrant filed on July 20, 2000).
          3.2            -- First Amendment to Amended and Restated Limited Liability
                            Company Agreement of Duke Energy Field Services, LLC
                            dated as of August 4, 2000 (incorporated by reference to
                            Exhibit 3.1 to Current Report on Form 8-K of registrant
                            filed on August 16, 2000).
          4.1            -- Form of Indenture (incorporated by reference to Exhibit
                            4.1 to Registration Statement on Form S-3/A (Registration
                            No. 333-41854) of registrant filed on August 2, 2000).
          4.2            -- First Supplemental Indenture between Duke Energy Field
                            Services, LLC and The Chase Manhattan Bank, as trustee,
                            dated as of August 16, 2000 (incorporated by reference to
                            Exhibit 4.1 to Current Report on Form 8-K of registrant
                            filed on August 16, 2000).
          4.3            -- Second Supplemental Indenture between Duke Energy Field
                            Services, LLC and The Chase Manhattan Bank, as trustee,
                            dated as of February 2, 2001 (incorporated by reference
                            to Exhibit 4.1 to Current Report on Form 8-K of
                            registrant filed on February 1, 2001).
         10.1            -- Second Amendment to Parent Company Agreement among
                            Phillips Petroleum Company, Duke Energy Corporation, Duke
                            Energy Field Services, LLC and Duke Energy Field Services
                            Corporation dated as of August 4, 2000 (incorporated by
                            reference to Exhibit 10.1 to Current Report on Form 8-K
                            of registrant filed on August 16, 2000).
         10.2**          -- Employment Agreement dated as of April 1, 2000 between
                            Duke Energy Field Services Assets, LLC and Michael J.
                            Panatier (incorporated by reference to Exhibit 10.1 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-32502) of Duke Energy Field Services Corporation,
                            filed on May 4, 2000).
         10.3**          -- First Amendment to Employment Agreement dated as of June
                            28, 2000 between Duke Energy Field Services Assets, LLC
                            and Michael J. Panatier (incorporated by reference to
                            Exhibit 10.1(b) to Form 10/A (Registration No. 000-31095)
                            of registrant filed on August 2, 2000).
         10.4            -- Services Agreement dated as of March 14, 2000 by and
                            between Duke Energy Corporation, Duke Energy Business
                            Services, LLC, Pan Service Company, Duke Energy Gas
                            Transmission Corporation and Duke Energy Field Services,
                            LLC (incorporated by reference to Exhibit 10.3 to
                            Registration Statement on Form S-1/ A (Registration No.
                            333-32502) of Duke Energy Field Services Corporation,
                            filed on March 27, 2000).
        *10.5            -- First Amendment to Services Agreement dated as of
                            December 15, 2000 between Duke Energy Corporation, Duke
                            Energy Business Services, LLC, Pan Service Company, Duke
                            Energy Gas Transmission Corporation and Duke Energy Field
                            Services, LLC.

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
         10.6            -- Transition Services Agreement dated as of March 17, 2000 among Phillips Petroleum Company and Duke Energy Field
                            Services, LLC (incorporated by reference to Exhibit 10.4
                            to Registration Statement on Form S-1/A (Registration No.
                            333-32502) of Duke Energy Field Services Corporation,
                            filed on March 27, 2000).
         10.7            -- Trademark License Agreement dated as of March 31, 2000
                            among Duke Energy Corporation and Duke Energy Field
                            Services, LLC (incorporated by reference to Exhibit 10.5
                            to Registration Statement on Form S-1/A (Registration No.
                            333-32502) of Duke Energy Field Services Corporation,
                            filed on May 4, 2000).
         10.8            -- Contribution Agreement dated as of December 16, 1999
                            among Duke Energy Corporation, Phillips Petroleum Company
                            and Duke Energy Field Services, LLC (incorporated by
                            reference to Exhibit 2.1 to Duke Energy Corporation's
                            Form 8-K filed on December 30, 1999).
         10.9            -- First Amendment to Contribution and Governance Agreement
                            dated as of March 23, 2000 among Phillips Petroleum
                            Company, Duke Energy Corporation and Duke Energy Field
                            Services, LLC (incorporated by reference to Exhibit
                            10.7(b) to Registration Statement on Form S-1/A
                            (Registration No. 333-32502) of Duke Energy Field
                            Services Corporation, filed on March 27, 2000).
         10.10           -- NGL Output Purchase and Sale Agreement effective as of
                            January 1, 2000 between GPM Gas Corporation and Phillips
                            66 Company, a division of Phillips Petroleum Company, as
                            amended by Amendment No. 1 dated December 16, 1999
                            (incorporated by reference to Exhibit 10.8 to
                            Registration Statement on Form S-1/ A (Registration No.
                            333-32502) of Duke Energy Field Services Corporation,
                            filed on March 15, 2000).
         10.11           -- Sulfur Sales Agreement effective as of January 1, 1999
                            between Phillips 66 Company, a division of Phillips
                            Petroleum Company, and GPM Gas Corporation (incorporated
                            by reference to Exhibit 10.9 to Registration Statement on
                            Form S-1/ A (Registration No. 333-32502) of Duke Energy
                            Field Services Corporation, filed on March 27, 2000).
         10.12           -- Parent Company Agreement dated as of March 31, 2000 among
                            Phillips Petroleum Company, Duke Energy Corporation, Duke
                            Energy Field Services, LLC and Duke Energy Field Services
                            Corporation (incorporated by reference to Exhibit 10.10
                            to Registration Statement on Form S-1/A (Registration No.
                            333-32502) of Duke Energy Field Services Corporation,
                            filed on May 4, 2000).
         10.13           -- First Amendment to the Parent Company Agreement dated as of May 25, 2000 among Phillips Petroleum Company, Duke
                            Energy Corporation, Duke Energy Field Services, LLC and
                            Duke Energy Field Services Corporation (incorporated by
                            reference to Exhibit 10.8(b) to Form 10 (Registration No.
                            333-41854) of registrant filed on July 20, 2000).
         10.14**         -- Contract for Services dated as of April 1, 2000 between
                            Duke Energy Field Services Assets, LLC and William W.
                            Slaughter (incorporated by reference to Exhibit 10.11 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-32502) of Duke Energy Field Services Corporation,
                            filed on May 4, 2000).
         10.15**         -- First Amendment to Contract for Services dated as of June
                            29, 2000 between Duke Energy Field Services Assets, LLC
                            and William W. Slaughter (incorporated by reference to
                            Exhibit 10.9(b) to Form 10/A (Registration No. 333-
                            41854) of registrant filed on August 2, 2000).

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
         10.16           -- 364-Day Credit Facility among Duke Energy Field Services,
                            LLC,Duke Energy Field Services Corporation, Bank of
                            America, N.A., Morgan Stanley Senior Funding, Inc.,
                            Merrill Lynch Capital Corporation, and Morgan Guaranty
                            Trust Company of New York dated March 31, 2000
                            (incorporated by reference to Exhibit 10.12 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-32502) of Duke Energy Field Services Corporation,
                            filed on May 23, 2000).
        *12.1            -- Calculation of Ratio of Earnings to Fixed Charges.
        *21.1            -- Subsidiaries of the Company.
        *23.1            -- Consent of Deloitte & Touche LLP.