Form 10-Q
period 2001-03-31
DUKE ENERGY FIELD SERVICES LLC
filed 2001-05-14
CIK 1119811

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2001                  COMMISSION FILE NUMBER 0-31095

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

                         DUKE ENERGY FIELD SERVICES, LLC
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX

ITEM                                                                                                           PAGE

                                      PART I. FINANCIAL INFORMATION (UNAUDITED)

1.     Financial Statements...................................................................................    1
         Consolidated Statements of Income for the Three Months Ended March 31, 2001 and 2000.................    1
         Consolidated Statements of Comprehensive Income for the Three Months
             Ended March 31, 2001 and 2000....................................................................    2
         Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000.............    3
         Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000...............................    4
         Condensed Notes to Consolidated Financial Statements.................................................    5
2.     Management's Discussion and Analysis of Financial Condition and Results of Operations..................   12
3.     Quantitative and Qualitative Disclosure about Market Risks.............................................   16

                                             PART II. OTHER INFORMATION

1.     Legal Proceedings......................................................................................   17
6.     Exhibits and Reports on Form 8-K.......................................................................   17
       Signatures.............................................................................................   18

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

     o Our use of derivative financial instruments to hedge commodity and interest rate risks;

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         DUKE ENERGY FIELD SERVICES, LLC
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         THREE MONTHS ENDED,
                                                                             MARCH 31,
                                                                    ----------------------------
                                                                       2001             2000
                                                                    -----------      -----------

OPERATING REVENUES:
   Sales of natural gas and petroleum products ................     $ 2,381,883      $ 1,251,098
   Sales of natural gas and petroleum products--affiliates ....         940,299          164,367
   Transportation, storage and processing .....................          57,890           35,073
   Transportation, storage and processing--affiliates .........              --              673
                                                                    -----------      -----------
         Total operating revenues .............................       3,380,072        1,451,211
                                                                    -----------      -----------
COSTS AND EXPENSES:
   Natural gas and petroleum products .........................       2,699,236        1,252,769
   Natural gas and petroleum
      products--affiliates ....................................         313,263           25,742
   Operating and maintenance ..................................          89,491           49,039
   Depreciation and amortization ..............................          66,856           38,094
   General and administrative .................................          28,217           19,811
   General and administrative--affiliates .....................           4,189            9,890
   Net (gain) loss on sale of assets ..........................            (868)             239
                                                                    -----------      -----------
         Total costs and expenses .............................       3,200,384        1,395,584
                                                                    -----------      -----------
OPERATING INCOME ..............................................         179,688           55,627
EQUITY IN EARNINGS OF
   UNCONSOLIDATED AFFILIATES ..................................           5,176            6,759
INTEREST EXPENSE:
   Interest expense (income) ..................................          42,017               (8)
   Interest expense--affiliates ...............................              --           14,485
                                                                    -----------      -----------
         Total interest expense ...............................          42,017           14,477
                                                                    -----------      -----------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE .......................................         142,847           47,909
INCOME TAX EXPENSE (BENEFIT) ..................................              58         (313,991)
                                                                    -----------      -----------
NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
   CHANGE .....................................................         142,789          361,900
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX ............             411               --
                                                                    -----------      -----------
NET INCOME ....................................................         142,378          361,900
DIVIDENDS ON PREFERRED MEMBERS' INTEREST ......................           7,125               --
                                                                    -----------      -----------
EARNINGS AVAILABLE FOR MEMBERS' INTEREST ......................     $   135,253      $   361,900
                                                                    ===========      ===========

                 See Notes to Consolidated Financial Statements.

                         DUKE ENERGY FIELD SERVICES, LLC

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       THREE MONTHS ENDED,
                                                                           MARCH 31,
                                                                     ------------------------
                                                                       2001           2000
                                                                     ---------      ---------

NET INCOME .....................................................     $ 142,378      $ 361,900

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
   Cumulative effect of change in accounting principle .........         6,626             --
   Foreign currency translation adjustment .....................          (912)          (284)
   Net unrealized gains (losses) on cash flow hedges ...........       (18,202)            --
   Reclassification adjustment .................................        16,994             --
                                                                     ---------      ---------
        Total other comprehensive income (loss), net of tax ....         4,506           (284)
                                                                     ---------      ---------

TOTAL COMPREHENSIVE INCOME .....................................     $ 146,884      $ 361,616
                                                                     =========      =========

                 See Notes to Consolidated Financial Statements.

                         DUKE ENERGY FIELD SERVICES, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          THREE MONTHS ENDED,
                                                                                               MARCH 31,
                                                                                        ------------------------
                                                                                          2001           2000
                                                                                        ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .....................................................................     $ 142,378      $ 361,900
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ...............................................        66,856         38,094
      Deferred income taxes .......................................................            --       (308,230)
      Change in derivative fair value .............................................       (11,197)            --
      Equity in earnings of unconsolidated affiliates .............................        (5,176)        (6,759)
      Loss (gain) on sale of assets ...............................................          (868)           239
   Change in operating assets and liabilities (net of effects of acquisitions)
      which provided (used) cash:
      Accounts receivable .........................................................        89,884         96,427
      Accounts receivable--affiliates .............................................       (97,851)       (15,897)
      Inventories .................................................................        46,695        (13,843)
      Unrealized loss (gain) on mark-to-market transactions .......................        19,019        (65,876)
      Other current assets ........................................................         1,836        114,328
      Other noncurrent assets .....................................................       (11,057)         3,016
      Accounts payable ............................................................       108,781        (60,725)
      Accounts payable--affiliates ................................................       (10,170)        12,882
      Accrued interest payable ....................................................       (30,230)            --
      Unrealized losses on mark-to-market transactions ............................       (21,268)        58,809
      Other current liabilities ...................................................       (26,310)       (10,132)
      Other long term liabilities .................................................        (5,589)       (19,436)
                                                                                        ---------      ---------
         Net cash from operating activities .......................................       255,733        184,797
                                                                                        ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions and other capital expenditures ....................................       (63,118)      (129,591)
   Investment expenditures ........................................................        (1,114)          (521)
   Investment distributions .......................................................        16,024          5,662
   Proceeds from sales of assets ..................................................        18,551         13,031
                                                                                        ---------      ---------
         Net cash from investing activities .......................................       (29,657)      (111,419)
                                                                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in advances--parents ..............................................          (723)       (73,998)
   Distributions to parents .......................................................      (127,561)            --
   Proceeds from issuing debt .....................................................       250,000             --
   Short term debt--net ...........................................................      (346,410)            --
                                                                                        ---------      ---------
         Net cash from financing activities .......................................      (224,694)       (73,998)
                                                                                        ---------      ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS ...........................................         1,382           (620)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....................................         1,553            792
                                                                                        ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................................     $   2,935      $     172
                                                                                        =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION - Cash paid for interest (net of amounts capitalized) ..............     $  16,602      $      --

                 See Notes to Consolidated Financial Statements.

                         DUKE ENERGY FIELD SERVICES, LLC
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         MARCH 31,      DECEMBER 31,
                                                                                           2001            2000
                                                                                        -----------     ------------

                                                       ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ......................................................     $     2,935     $     1,553
   Accounts receivable:
      Customers, net ..............................................................         597,221         725,379
      Affiliates ..................................................................         351,128         253,277
      Other .......................................................................         105,954          67,316
   Inventories ....................................................................          36,630          83,325
   Unrealized gains on trading and hedging transactions ...........................          51,716          46,185
   Other ..........................................................................          11,489          14,275
                                                                                        -----------     -----------
         Total current assets .....................................................       1,157,073       1,191,310
                                                                                        -----------     -----------
PROPERTY, PLANT AND EQUIPMENT, NET ................................................       4,153,723       4,152,480
INVESTMENT IN AFFILIATES ..........................................................         250,575         261,551
INTANGIBLE ASSETS:
   Natural gas liquids sales contracts, net .......................................          95,479          97,956
   Goodwill, net ..................................................................         374,703         376,195
                                                                                        -----------     -----------
         Total intangible assets ..................................................         470,182         474,151
                                                                                        -----------     -----------
OTHER NONCURRENT ASSETS ...........................................................          87,365          90,606
                                                                                        -----------     -----------
         TOTAL ASSETS .............................................................     $ 6,118,918     $ 6,170,098
                                                                                        ===========     ===========

                                           LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable:
      Trade .......................................................................     $ 1,010,024     $   915,130
      Affiliates ..................................................................          51,294          61,464
      Other .......................................................................          58,502          41,322
   Short term debt ................................................................              --         346,410
   Unrealized losses on trading and hedging transactions ..........................          43,264          51,179
   Accrued interest payable .......................................................          19,411          49,641
   Accrued taxes other than income ................................................          13,794          21,717
   Distributions payable to members ...............................................           2,126         127,561
   Other ..........................................................................          98,283         114,408
                                                                                        -----------     -----------
         Total current liabilities ................................................       1,296,698       1,728,832
                                                                                        -----------     -----------
LONG TERM DEBT ....................................................................       1,936,884       1,688,157
OTHER LONG TERM LIABILITIES .......................................................          26,866          32,274
PREFERRED MEMBERS' INTEREST .......................................................         300,000         300,000
COMMITMENTS AND CONTINGENT LIABILITIES
MEMBERS' EQUITY:
   Members' interest ..............................................................       1,709,476       1,709,290
   Retained earnings ..............................................................         846,917         713,974
   Accumulated other comprehensive income (loss) ..................................           2,077          (2,429)
                                                                                        -----------     -----------
         Total  members' equity ...................................................       2,558,470       2,420,835
                                                                                        -----------     -----------
TOTAL LIABILITIES AND MEMBERS' EQUITY .............................................     $ 6,118,918     $ 6,170,098
                                                                                        ===========     ===========

                 See Notes to Consolidated Financial Statements.

                         DUKE ENERGY FIELD SERVICES, LLC
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

2. ACCOUNTING POLICIES

     Consolidation - The Consolidated Financial Statements include the accounts of all majority-owned subsidiaries after the elimination of significant intercompany transactions and balances. These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods.

     Accounting for Hedges and Commodity Trading Activities - All derivatives are recognized in the Consolidated Balance Sheets at their fair value as Unrealized gains or losses on trading and hedging transactions, as appropriate. On the date the swap, futures or option contracts are entered into, the Company designates the derivative as held for trading (trading instruments), a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedges), or a hedge of a forecasted transaction or future cash flows (cash flow hedges).

     The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. The Company currently excludes the extrinsic value of the options when assessing hedge effectiveness.

     Commodity Trading - Prior to the settlement of any derivative contract held for trading purposes, favorable or unfavorable price movement is reported as Natural gas and petroleum products purchases in the Consolidated Statements of Income. An offsetting amount is recorded gross in the Consolidated Balance Sheets as Unrealized gains or losses on trading and hedging transactions. When a contract to sell energy is physically settled, the fair value entries are reversed and the gross amount invoiced to the customer is included as Sales of natural gas and petroleum products in the Consolidated Statements of Income. Similarly, when a contract to purchase energy is physically settled, the purchase price is included as Natural gas and petroleum products purchases in the Consolidated Statements of Income. If a contract is not physically settled, the unrealized gain or loss on the balance sheet is reversed and reclassified to a receivable or payable account. For income statement purposes, the contract is treated as a pure financial instrument, so there is no effect on the Consolidated Statements of Income.

     Fair Value Hedges - Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge are included in the Consolidated Statements of Income as Sales of natural gas and petroleum products and Natural gas and petroleum products purchases, as appropriate. An offsetting amount is recorded gross in the Consolidated Balance Sheets as Unrealized gains or losses on trading and hedging transactions and the physical portion of a fair value hedge of a firm commitment is included in the Consolidated Balance Sheets as Accounts receivable - Customers, net or Accounts payable - Trade.

     Cash Flow Hedges - The fair value of a derivative that is designated and qualifies as a cash flow hedge is included in the Consolidated Balance Sheets as Unrealized gains or losses on trading and hedging transactions. The effective portion of the cash flow derivative is included in Other comprehensive income
(OCI) until earnings are affected by the hedged item. Hedge results are removed from OCI and recorded in the Consolidated Statements of

Income in the same accounts as the item being hedged. The Company discontinues hedge accounting prospectively when it is determined that the derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged transaction will occur. When hedge accounting is discontinued, the derivative will continue to be carried on the balance sheet at its fair value with subsequent changes in its fair value recognized in current-period earnings. Gains and losses related to discontinued hedges that were accumulated in OCI will remain in OCI until earnings are effected by the hedged item, unless it is no longer probable that the hedged transaction will occur. Under these circumstances, gains and losses that were accumulated in OCI will be recognized immediately in earnings.

     Cumulative Effect of Change in Accounting Principle - The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative-effect adjustment of $0.4 million as a reduction in earnings and a cumulative-effect adjustment increasing OCI and member's equity by $6.6 million. For the three months ended March 31, 2001, the Company reclassified to earnings a $17.0 million loss from OCI for derivatives included in the transition adjustment for hedge transactions that occurred.

     Currently, there are ongoing discussions surrounding the implementation and interpretation of SFAS 133 by the Financial Accounting Standards Board's Derivative Implementation Group. If the definition of derivative instruments is altered, this may result in another transition adjustment and impact subsequent operating results.

     Income Taxes - At March 31, 2000, the Company converted to a limited liability company which is a pass-through entity for income tax purposes. As a result, income taxes on a go forward basis will consist primarily of miscellaneous state, local and foreign taxes.

     The Company is required to make quarterly distributions to Duke Energy Corporation (Duke Energy) and Phillips Petroleum Company (Phillips) based on allocated taxable income. The distribution is based on the highest taxable income allocated to either member, with the other member receiving a proportionate amount to maintain the ownership capital accounts at 69.7% for Duke Energy and 30.3% for Phillips.

     Reclassifications - Certain prior period amounts have been reclassified in the Consolidated Financial Statements to conform to the current presentation.

3. DERIVATIVE INSTRUMENTS, HEDGING ACTIVITIES AND CREDIT RISK

     Commodity price risk - The Company's principal operations of gathering, processing, and storage of natural gas, and the accompanying operations of processing, fractionation, transportation, and marketing of natural gas liquids create commodity price risk exposure due to market fluctuations in commodity prices, primarily with respect to the prices of natural gas liquids. As an owner and operator of natural gas processing and other midstream assets, the Company has an inherent exposure to market variables and commodity price risk. The amount and type of price risk is dependent on the underlying natural gas acquisition contracts entered into to purchase and process natural gas feedstock. Risk is also dependent on the types and mechanisms for sales of natural gas and natural gas liquid products produced, processed, transported, or stored.

     Energy trading (market) risk - Certain of the Company's subsidiaries are engaged in the business of trading energy related products and services including managing purchase and sales portfolios, storage contracts and facilities, and transportation commitments for products. These energy trading operations are exposed to market variables and commodity price risk with respect to such products and services, and may enter into physical contracts and financial instruments with the objective of achieving profits through realizing a positive margin from the purchase and sales of commodity-based instruments.

     The trading of energy related products and services exposes the Company to the fluctuations in the market values of traded instruments. The Company manages its traded instrument portfolio with strict policies which limit exposure to market risk and require daily reporting to management of potential financial exposure. These policies include statistical risk tolerance limits using historical price movements to calculate a daily earnings at risk measurement.

     Corporate economic risks - From time to time, the Company will enter into debt arrangements that may have interest rate risk from market risks related to changes in interest rates. The Company periodically utilizes interest rate lock agreements and interest rate swaps to hedge interest rate risk associated with new debt issuances. The Company's primary goals include (1) maintaining an appropriate ratio of fixed rate debt to total debt for the Company's debt rating; (2) reducing volatility of earnings resulting from interest rate fluctuations; and (3) locking in attractive interest rates based on historical averages. For the three months ended March 31, 2001, the Company's existing interest rate derivative instruments were not material to its results of operations, cash flows or financial position.

     Counterparty risks - The Company has credit risk from its extension of credit for sales of energy products and services, and will have credit risk with its counterparties in terms of settlement risk and performance risk. On all transactions where the Company is exposed to credit risk, the Company analyzes the counterparties' financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis.

     Fair-value hedges - The Company utilizes fair-value hedges to hedge exposure to changes in the fair value of an asset or a liability (or an identified portion thereof) that is attributable to price risk. The Company hedges producer price locks (fixed price gas purchases) and market locks (fixed price gas sales) to reduce the Company's exposure to fixed price risk via swapping out the fixed price risk for a floating price position (NYMEX or index based).

     For the three months ended March 31, 2001, the Company's fair-value hedges were effective. As such, the Company did not recognize a gain or loss representing the ineffective portion of all fair-value hedges. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. The Company did not have any firm commitments that no longer qualified as fair-value hedge items and therefore did not recognize a gain or loss.

     Cash-flow hedges - The Company uses cash flow hedging, as specifically defined by SFAS 133, to reduce the potential negative impact that commodity price changes could have on the Company's earnings, and its ability to adequately plan for cash needed for debt service, dividends, and capital expenditures. The Company's primary corporate hedging goals include (1) maintaining minimum cash flows to fund debt service, dividends, production replacement and maintenance capital projects; (2) avoiding disruption of the Company's growth capital and value creation process; and (3) retaining a high percentage of potential upside relating to price increases of natural gas liquids.

     The Company utilizes natural gas, crude oil and NGL futures, over-the-counter swap agreements and options to hedge the impact of market fluctuations in the price of natural gas liquids and other energy-related products. For the three months ended March 31, 2001, the Company recognized a net loss of $12.9 million of which a $4.1 million gain represented the total ineffectiveness of all cash-flow hedges and a $17.0 million loss represented the total derivative settlements. The extrinsic value of the options, $1.4 million for the period ended March 31, 2001, was excluded in the assessment of hedge effectiveness. No derivative gains or losses were reclassified from OCI to current-period earnings as a result of the discontinuance of cash-flow hedges related to certain forecasted transactions that are probable of not occurring.

     Gains and losses on derivative contracts that are reclassified from accumulated OCI to current-period earnings are included in the line item in which the hedge item is recorded. As of March 31, 2001, $5.4 million of the deferred net gains on derivative instruments accumulated in OCI are expected to be reclassified as earnings during the next twelve months as the hedge transactions occur. The maximum term over which the Company is hedging its exposure to the variability of future cash-flows is 24 months.

     Other - The Company periodically utilizes foreign-exchange contracts to manage currency risk related to an anticipated acquisition. For the period ended March 31, 2001, the Company recognized a $0.9 million net loss in current-period earnings for the mark-to-market adjustment of foreign-exchange contracts.

4. FINANCING

     Credit Facility with Financial Institutions - On March 30, 2001, the Company entered into a new credit facility (the "New Facility"). The New Facility replaces the credit facility that matured on March 30, 2001. The New Facility is used to support the Company's commercial paper program and for working capital and other general corporate purposes. The New Facility matures on March 29, 2002, however, any outstanding loans under the New Facility at maturity may, at the Company's option, be converted to a one-year term loan. The New Facility is a $675.0 million revolving credit facility, of which $150.0 million can be used for letters of credit. The New Facility requires the Company to maintain at all times a debt to total capitalization ratio of less than or equal to 53%. The New Facility bears interest at a rate equal to, at the Company's option and based on the Company's current debt rating, either (1) LIBOR plus 0.75% per year or (2) the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus 0.50% per year. At March 31, 2001, there were no borrowings against the New Facility.

     On February 2, 2001, the Company issued $250 million in debt securities. The notes mature and become due and payable on February 1, 2011, and are not subject to any sinking fund provisions. The notes bear interest at 6 7/8%, payable semiannually. The notes are redeemable at the option of the Company. The Company used the proceeds from the issuance of the notes to repay short term debt.

5. COMMITMENTS AND CONTINGENT LIABILITIES

     Litigation - The midstream natural gas industry has seen an increase in the number of class action lawsuits involving royalty disputes, mismeasurement and mispayment allegations. Although the industry has seen these types of cases before, they were typically brought by a single plaintiff or small group of plaintiffs. Many of these cases are now being brought as class actions. The Company and its subsidiaries are currently named as defendants in certain of these cases. Management believes the Company and its subsidiaries have meritorious defenses to these cases, and therefore will continue to defend them vigorously. However, these class actions can be costly and time consuming to defend.

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

     Management believes that the final deposition of these proceedings will not have a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company.

     Environmental - On June 17, 1999, the EPA published in the Federal Register a final Maximum Available Control Technology ("MACT") standard under Section 112 of the Clean Air Act to limit emissions of Hazardous Air Pollutants ("HAPs") from oil and natural gas production as well as from natural gas transmission and storage facilities. The MACT standard requires that affected facilities reduce their emissions of HAPs by 95%, and this will affect the Company's various large dehydration units and potentially some of the Company's storage vessels. This new standard will require that the Company achieve this reduction by either process modifications or installing new emissions control technology. The MACT standard will affect the Company and its competitors in varying degrees. The rule allows most affected sources until at least June 2002 to comply with the requirements. While additional capital costs are likely to result from this rule or other potential air regulations, management believes that these changes will not have a material adverse effect on the Company's business, financial position or results of operations.

     The Company has various ongoing remedial matters related to historical operations similar to others in the industry, based primarily on state authorities generally described above. These are typically managed in conjunction with the relevant state or federal agencies to address specific conditions, and in some cases are the responsibility of other entities based upon contractual obligations related to the assets. On March 31, 1999, the Company acquired the midstream natural gas gathering and processing assets of Union Pacific Resources located in several states, which include 18 natural gas plants and 365 gathering facility sites. In connection with pre-April 1999 soil and ground water conditions identified as part of this transaction, the Company has entered into an agreement with a third party environmental/insurance partnership for a one-time premium payment subject to certain deductibles. With respect to these identified environmental conditions, the environmental partner has assumed liability and management responsibility for environmental remediation, and the insurance partner is providing financial management, program oversight, remediation cost cap insurance coverage for a 30 year term, and pollution legal liability coverage for a 20 year term. While the Company could face liability in the event of default, management believes this innovative approach can promote pro-active site cleanup and closure, reduce internal resource needs for managing remediation, and may improve the marketability of assets based on transferability of this insurance coverage. Also, in August 1996, the Company acquired certain gas gathering and processing assets in three states from Mobil Corporation. Under the terms of the asset purchase agreement, Mobil has retained the liabilities and costs related to various pre-August 1996 environmental conditions that were identified with respect to those assets. Mobil has formulated or is in the process of developing plans to address certain of these conditions, which the Company will review and monitor as clean-up activities proceed.

     The Company is presently resolving non-compliance issues with the Texas Natural Resources Conservation Commission associated with the timing of air permit annual compliance certifications submitted to the agency in 1999 and 1998. This matter, a large portion of which was voluntarily self-disclosed to the agency, involves approximately 115 of the Company's facilities that did not meet specific administrative filing deadlines for required air permit paperwork. In addition, at this time the Company is actively resolving with the New Mexico Environment Department alleged non-compliance with various air permit requirements at four of the Company's New Mexico facilities. These matters, the majority of which were also voluntarily self-disclosed to the agency, generally involve document preparation and submittal as required by permits, compliance testing requirements at two facilities, and compliance with permit emissions limits at one facility. Management believes that these apparent non-compliance issues being addressed with the Texas and New Mexico agencies under relevant air programs will result in total penalty assessments of less than $500,000.

     The Company has been in discussions with the Colorado Air Pollution Control Division regarding various asserted non-compliance issues arising from agency inspections of our Colorado facilities in 2000 and 1999, and arising from compliance issues disclosed to the agency pursuant to permit requirements or voluntarily disclosed to the agency in 2000. These items relate to various specific and detailed terms of the Title V Operating Permits at seven gas plants and two compressor stations in Colorado, including, for example, record keeping requirements, parametric monitoring requirements, delayed filings, and operations inconsistent with throughput limits on particular pieces of equipment. As a result of these discussions, the Company received from the agency in March 2001 a comprehensive proposed settlement agreement to resolve all of these various items related to air permit compliance at the nine facilities. Although the Company is still discussing the appropriate resolution of these apparent instances of non-compliance with the Division, management believes that the comprehensive resolution for all nine facilities will result in a total penalty assessment of less than $575,000.

6. BUSINESS SEGMENTS

     The Company operates in two principal business segments as follows: (1) natural gas gathering, processing, transportation, marketing and storage, and
(2) NGL fractionation, transportation, marketing and trading. These segments are monitored separately by management for performance against its internal forecast and are consistent with the Company's internal financial reporting. These segments have been identified based on the differing products and services, regulatory environment and the expertise required for these operations. Margin, earnings before interest, taxes, depreciation and amortization (EBITDA) and earnings before interest and taxes (EBIT) are the performance measures utilized by management to monitor the business of each segment. The accounting policies for the segments are the same as those described in Note 2. Foreign operations are not material and are therefore not separately identified.

     The following table sets forth the Company's segment information.

                                                                              FOR THE THREE
                                                                               MONTHS ENDED
                                                                                MARCH 31,
                                                                        ----------------------------
                                                                           2001             2000
                                                                        -----------      -----------
                                                                              (IN THOUSANDS)

Operating revenues:
   Natural gas ....................................................     $ 2,743,413      $   899,214
   NGLs ...........................................................       1,227,830          798,816
   Intersegment(a) ................................................        (591,171)        (246,819)
                                                                        -----------      -----------
         Total operating revenues .................................     $ 3,380,072      $ 1,451,211
                                                                        ===========      ===========
Margin:
   Natural gas ....................................................     $   355,757      $   147,856
   NGLs ...........................................................          11,816           24,844
                                                                        -----------      -----------
         Total margin .............................................     $   367,573      $   172,700
                                                                        ===========      ===========
Other operating costs:
   Natural gas ....................................................     $    88,237      $    48,729
   NGLs ...........................................................             386              549
   Corporate ......................................................          32,406           29,701
                                                                        -----------      -----------
         Total other operating costs ..............................     $   121,029      $    78,979
                                                                        ===========      ===========
Equity in earnings of unconsolidated affiliates:
   Natural Gas ....................................................     $     4,688      $     6,514
   NGLs ...........................................................             488              245
                                                                        -----------      -----------
         Total equity in earnings of unconsolidated affiliates ....     $     5,176      $     6,759
                                                                        ===========      ===========
EBITDA(b):
   Natural gas ....................................................     $   272,208      $   105,641
   NGLs ...........................................................          11,918           24,540
   Corporate ......................................................         (32,406)         (29,701)
                                                                        -----------      -----------
         Total EBITDA .............................................     $   251,720      $   100,480
                                                                        ===========      ===========
Depreciation and amortization:
   Natural gas ....................................................     $    63,481      $    34,225
   NGLs ...........................................................           2,295            3,027
   Corporate ......................................................           1,080              842
                                                                        -----------      -----------
         Total depreciation and amortization ......................     $    66,856      $    38,094
                                                                        ===========      ===========

                                                        FOR THE THREE
                                                         MONTHS ENDED
                                                          MARCH 31,
                                                   ------------------------
                                                     2001           2000
                                                   ---------      ---------
                                                        (IN THOUSANDS)

EBIT(b):
   Natural gas ...............................     $ 208,727      $  71,416
   NGLs ......................................         9,623         21,513
   Corporate .................................       (33,486)       (30,543)
                                                   ---------      ---------
         Total EBIT ..........................     $ 184,864      $  62,386
                                                   =========      =========

Corporate interest expense ...................     $  42,017      $  14,477
                                                   =========      =========
Income before income taxes:
   Natural gas ...............................     $ 208,727      $  71,416
   NGLs ......................................         9,623         21,513
   Corporate .................................       (75,503)       (45,020)
                                                   ---------      ---------
         Total income before income taxes ....     $ 142,847      $  47,909
                                                   =========      =========
Capital Expenditures:
   Natural gas ...............................     $  60,885      $ 121,795
   NGLs ......................................           540          5,762
   Corporate .................................         1,693          2,034
                                                   ---------      ---------
         Total capital expenditures ..........     $  63,118      $ 129,591
                                                   =========      =========

                                                            AS OF
                                                   --------------------------
                                                   MARCH 31,     DECEMBER 31,
                                                     2001            2000
                                                   ----------    ------------
                                                        (IN THOUSANDS)

Total assets:
   Natural gas ...............................     $4,808,539     $4,896,542
   NGLs ......................................        220,949        219,282
   Corporate(c) ..............................      1,089,430      1,054,274
                                                   ----------     ----------
         Total assets ........................     $6,118,918     $6,170,098
                                                   ==========     ==========

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

(c) Includes items such as unallocated working capital, intercompany accounts and other assets.

7. PRO FORMA DISCLOSURES

     The Company holds the combined North American midstream natural gas gathering, processing, marketing and natural gas liquids businesses of Duke Energy and Phillips. The Combination occurred March 31, 2000 and was accounted for as a purchase. Phillips' revenues and expenses have not been included in the first quarter of 2000. Revenues for the period ended March 31, 2000, on a pro forma basis would have increased $542.4 million, and net income for the period ended March 31, 2000 would have increased by $65.7 million, if the Combination had occurred on January 1, 2000.

8. SUBSEQUENT EVENTS

     On May 1, 2001, the Company completed the acquisition of the outstanding shares of Canadian Midstream Services, Ltd. (CMSL). In the transaction, the Company acquired all the outstanding shares and assumed the debt for approximately $161.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion details the material factors that affected our historical financial condition and results of operations during the three months ended March 31, 2001 and 2000. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report.

     Duke Energy Field Services, LLC holds the combined North American midstream natural gas gathering, processing, marketing and natural gas liquids business of Duke Energy Corporation (Duke Energy) and Phillips Petroleum Company (Phillips). The transaction in which those businesses were combined on March 31, 2000 is referred to as the "Combination." In this report, the terms "the Company," "we," "us" and "our" refer to Duke Energy Field Services, LLC and our subsidiaries giving effect to the Combination and related transactions.

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

     EFFECTS OF COMMODITY PRICES

     During the three months ended March 31, 2001, the weighted average NGL price (based on index prices from the Mont Belvieu and Conway market hubs that are weighted by our component and location mix) was approximately $0.60 per gallon. Historically, NGL prices have generally followed changes in crude oil prices. However, during the first quarter of 2001, NGL prices departed from this trend and followed the sharp increase in natural gas prices. Despite the impact of the natural gas price spike experienced during the first quarter, we expect that NGL prices will generally follow changes in crude oil prices, which we believe will in large part be determined by the level of production from major crude oil exporting countries and the demand generated by growth in the world economy. We also believe that should the recent rise in natural gas prices be sustained, certain NGL component prices will generally remain higher than historical levels. In contrast, we believe that future natural gas prices will be influenced by supply deliverability, the severity of winter weather and the level of U.S. economic growth. We believe that weather will be the strongest determinant of near-term natural gas prices. Price increases in crude oil, NGLs and natural gas have continued to spur increased natural gas drilling activity. For example, the number of active drilling rigs in North America has increased by approximately 38% from approximately 1,164 in March 2000 to approximately 1,609 in March 2001. This drilling activity increase is expected to have a positive effect on natural gas volumes gathered and processed in the near term.

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

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000

     Operating Revenues. Operating revenues increased $1,928.9 million, or 133%, from $1,451.2 million to $3,380.1 million. Operating revenues from the sale of natural gas and petroleum products accounted for $3,322.2 million of the total and $1,906.7 million of the increase. Of this increase, approximately $1,064.1 million was related to the addition of the Phillips' midstream natural gas business to our operations in the Combination on March 31, 2000. NGL production during the 2001 first quarter increased 139,900 barrels per day, or 61%, from 231,200 barrels per day in 2000 to 371,100 barrels per day in 2001. The primary cause of this increase was the addition of Phillips' midstream natural gas business, offset by reduced recoveries at certain facilities resulting from tightened fractionation spreads driven by high natural gas prices.

     Commodity prices also contributed to higher revenues. Weighted average NGL prices, based on our component product mix, were approximately $.10 per gallon higher and natural gas prices were approximately $4.57 per million British thermal units (Btus) higher for the first quarter of 2001. These price increases yielded average prices of $.60 per gallon and $7.09 per million Btus, respectively, as compared with $.50 per gallon and $2.52 per million Btus for the first quarter of 2000. Revenues associated with gathering, transportation, storage, processing fees and other increased $22.1 million, or 62%, from $35.8 million to $57.9 million, mainly as a result of the Combination. A $14.6 million hedging loss in the first quarter of 2001 partially offset operating revenue increases. See "--Quantitative and Qualitative Disclosure About Market Risks."

     Costs and Expenses. Costs of natural gas and petroleum products increased $1,734.0 million, or 136%, from $1,278.5 million to $3,012.5 million. This increase was due to the addition of the Phillips' midstream natural gas business in the Combination (approximately $881.4) and the interaction of our natural gas and NGL purchase contracts with higher commodity prices.

     Operating and maintenance expenses increased $40.5 million, or 82%, from $49.0 million to $89.5 million. Of this increase, approximately $35.6 million was related to the addition of the Phillips' midstream natural gas business. General and administrative expenses increased $2.7 million, or 9%, from $29.7 million to $32.4 million. This increase was primarily the result of increased activity resulting from the addition of the Phillips' midstream natural gas business in the Combination offset by decreased centralized service charges from our parents.

     Depreciation and amortization increased $28.8 million, or 76%, from $38.1 million to $66.9 million. Of this increase, $21.8 million was due to the addition of the Phillips' midstream natural gas business in the Combination. The remainder was due to ongoing capital expenditures for well connections, facility maintenance/enhancements and acquisitions.

     Equity Earnings. Equity earnings of unconsolidated affiliates decreased $1.6 million, or 24%, from $6.8 million to $5.2 million. This decrease was due to the combination of the divestiture of certain joint venture (JV) interests in the Conoco/Mitchell transaction, divestiture of the Westana JV and reduced earnings from keep whole supply contracts in South Texas and offshore processing partnerships. These decreases were partially offset by the acquisition of the general partnership interest in TEPPCO as of March 31, 2000.

     Interest. Interest expense increased $27.5 million, or 190%, from $14.5 million to $42.0 million. This increase was primarily the result of issuance of commercial paper and the subsequent third quarter 2000 and first quarter 2001 debt offerings.

     Income Taxes. At March 31, 2000, the Predecessor Company converted to a limited liability company which is a pass-through entity for income tax purposes. As a result, substantially all of the Predecessor Company's existing net deferred tax liability of $327.0 million was eliminated and a corresponding income tax benefit was recorded. Ongoing tax expenses relate to various state, local and foreign taxes that are not significant.

     Net Income. Net income decreased $219.5 million from $361.9 million to $142.4 million. This decrease was the result of the elimination of the predecessor Company's net deferred tax liability of $327.0 million in 2000, offset by a $107.5 million increase resulting from the addition of the Phillips' midstream natural gas business in the Combination, increased commodity prices, and other acquisitions.

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

     EBITDA for the natural gas gathering, processing, transportation and storage segment increased $166.6 million from $105.6 million to $272.2 million. Of this increase, approximately $152.3 million was due to the addition of the Phillips' midstream natural gas business in the Combination, and approximately $37.5 million was due to a $.10 per gallon increase in average NGL prices. Additional increases were attributable to the Conoco/Mitchell transaction and the acquisition of the general partnership interest in TEPPCO as of March 31, 2000. These benefits were offset by increased general and administrative costs associated with the Combination and approximately $57.7 million due to a $4.57 per million Btu increase in natural gas prices.

     EBITDA for the NGL's fractionation, transportation, marketing and trading segment decreased $12.6 million from $24.5 million in 2000 to $11.9 million in 2001 due primarily to lower margins associated with NGL trading and the disposition of two NGL pipelines effective January 1, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     CREDIT FACILITY WITH FINANCIAL INSTITUTIONS

     On March 30, 2001, we entered into a new credit facility (the "New Facility"). The New Facility replaces the credit facility that matured on March 30, 2001. The New Facility is used to support the Company's commercial paper program and for working capital and other general corporate purposes. The New Facility matures on March 29, 2002, however, any outstanding loans under the New Facility at maturity may, at the Company's option, be converted to a one-year term loan. The New Facility is a $675.0 million revolving credit facility, of which $150.0 million can be used for letters of credit. The New Facility requires the Company to maintain at all times a debt to total capitalization ratio of less than or equal to 53%. The New Facility bears interest at a rate equal to, at the Company's option and based on the Company's current debt rating, either (1) LIBOR plus 0.75% per year or (2) the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus 0.50% per year. At March 31, 2001, there were no borrowings against the New Facility.

     On February 2, 2001, the Company issued $250 million in debt securities. The notes mature and become due and payable on February 1, 2011, and are not subject to any sinking fund provisions. The notes bear interest at 6 7/8%, payable semiannually. The notes are redeemable at the option of the Company. The Company used the proceeds from the issuance of the notes to repay short term debt.

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

     CAPITAL EXPENDITURES

     Our capital expenditures consist of expenditures for acquisitions and construction of additional gathering systems, processing plants, fractionators and other facilities and infrastructure in addition to well connections and refurbishment of our existing facilities. For the three months ended March 31, 2001, we spent approximately $63.1 million on capital expenditures. On May 1, 2001, the Company completed the acquisition of the outstanding shares of Canadian Midstream Services, Ltd. (CMSL). In the transaction, the Company acquired all the outstanding shares and assumed the debt for approximately $161.0 million.

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

     CASH FLOWS

     Net cash from operating activities for the three months ended March 31, 2001 improved to $255.7 million, from net cash from operating activities of $184.8 million for the same period in 2000, primarily due to higher commodity prices and acquisitions. Net cash used in investing activities was $29.7 million for the three months ended March 31, 2001 compared to $111.4 million for the same period in 2000. Acquisition of the Conoco and Mitchell Energy assets in 2000 and ongoing system development and maintenance in 2001 were the primary uses of the invested cash. The net cash used in investing activities was financed through operating activities and proceeds from the issuance of short term debt. Net cash used in financing activities was $224.7 million for the three months ended March 31, 2001 compared to $74.0 million for the same period in 2000. Tax related distributions to parents and repayment of the Company's remaining short term debt were the primary uses of this cash, offset by issuance of $250 million of 6 7/8% Senior Unsecured Notes due 2011 in February 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     We are exposed to market risks associated with interest rates, commodity prices, and equity prices. Management has established comprehensive risk management policies to monitor and manage these market risks. The Company's Risk Management Committee is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels. The Risk Management Committee is comprised of management personnel who receive periodic updates from standing personnel in the Company's marketing and trading operations, corporate hedging operations, mid-office function, and back office control group on commodity price risks and energy marketing and trading operations. The Company's treasury department manages the Company's credit risks. There have been no material changes in the Company's market risk since December 31, 2000.

     COMMODITY PRICE RISK

     We are subject to significant risks due to fluctuations in commodity prices, primarily with respect to the prices of NGLs that we own as a result of our processing activities. Based upon the Company's portfolio of supply contracts, without giving effect to hedging activities that would reduce the impact of commodity price decreases, a decrease of $.01 per gallon in the price of NGLs and $.10 per million Btus in the average price of natural gas would result in changes in annual pre-tax net income of approximately $(26.0) million and $3.0 million, respectively. After considering the affects of commodity hedge positions in place at March 31, 2001, it is estimated that if NGL prices average $.01 per gallon less in the next twelve months pre-tax net income would decrease $19.5 million. Conversely, it is estimated that if NGL prices average $.01 per gallon more in the next twelve months pre-tax net income would increase $19.5 million.

     INTEREST RATE RISK

     As of March 31, 2001, we had no outstanding commercial paper or bank borrowings. As a result, we are not exposed to market risks related to changes in interest rates. In the future, we intend to manage our interest rate exposure using a mix of fixed and floating interest rate debt.

     FOREIGN CURRENCY RISK

     Our primary foreign currency exchange rate exposure at March 31, 2001 was the Canadian dollar. Foreign currency risk associated with this exposure was not material.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     For information concerning litigation and other contingencies, see Part I.
Item 1, Note 5 to the Consolidated Financial Statements, "Commitments and Contingent Liabilities," which is incorporated herein by reference.

     Management believes that the resolution of the matters referred to above will not have a material adverse effect on consolidated results of operations or financial position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1 Second Amendment to Employment Agreement dated March 15, 2001 between Duke Energy Field Services, LP and Michael J. Panatier.

(b) A current report on Form 8-K was filed on February 1, 2001 and contained disclosure under Item 5, Other Events and under Item 7, Financial Statements and Disclosures.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DUKE ENERGY FIELD SERVICES, LLC

May 14, 2001
    --

                                /s/ JOHN E. JACKSON
                                -------------------------------------------
                                John E. Jackson
                                Vice President and Chief Financial Officer
                                (On Behalf of the Registrant and as
                                Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

 10.1 Second Amendment to Employment Agreement dated March 15, 2001 between Duke Energy Field Services, LP and Michael J. Panatier.