Form 10-Q
period 2001-06-30
DUKE ENERGY FIELD SERVICES LLC
filed 2001-08-13
CIK 1119811

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


FOR QUARTER ENDED JUNE 30, 2001                   COMMISSION FILE NUMBER 0-31095


                         DUKE ENERGY FIELD SERVICES, LLC
             (Exact name of registrant as specified in its charter)


          DELAWARE                                             76-0632293
(State or other jurisdiction                                 (IRS Employer
     of incorporation)                                     Identification No.)



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

                         DUKE ENERGY FIELD SERVICES, LLC
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX

ITEM                                                                                                            PAGE
----                                                                                                            ----

                                          PART I. FINANCIAL INFORMATION (UNAUDITED)

1.     Financial Statements...................................................................................    1
         Consolidated Statements of Income for the Three and Six Months Ended June 30, 2001 and 2000..........    1
         Consolidated Statements of Comprehensive Income for the Three and Six Months
             Ended June 30, 2001 and 2000.....................................................................    2
         Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000................    3
         Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000................................    4
         Condensed Notes to Consolidated Financial Statements.................................................    5
2.     Management's Discussion and Analysis of Financial Condition and Results of Operations..................   12
3.     Quantitative and Qualitative Disclosure about Market Risks.............................................   18

                                                 PART II. OTHER INFORMATION

1.     Legal Proceedings......................................................................................   20
6.     Exhibits and Reports on Form 8-K.......................................................................   20
       Signatures.............................................................................................   21

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         DUKE ENERGY FIELD SERVICES, LLC
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        THREE MONTHS ENDED,             SIX MONTHS ENDED,
                                                                              JUNE 30,                       JUNE 30,
                                                                    ----------------------------   ----------------------------
                                                                        2001            2000           2001            2000
                                                                    ------------    ------------   ------------    ------------
OPERATING REVENUES:
   Sales of natural gas and petroleum products ..................   $  1,892,236    $  1,766,745   $  4,274,119    $  3,017,843
   Sales of natural gas and petroleum products--affiliates ......        582,455         360,613      1,522,754         524,980
   Transportation, storage and processing .......................         61,634          44,397        119,524          79,470
   Transportation, storage and processing--affiliates ...........             --             605             --           1,278
                                                                    ------------    ------------   ------------    ------------
         Total operating revenues ...............................      2,536,325       2,172,360      5,916,397       3,623,571
                                                                    ------------    ------------   ------------    ------------
COSTS AND EXPENSES:
   Natural gas and petroleum products ...........................      1,994,972       1,743,096      4,694,208       2,995,865
   Natural gas and petroleum products--affiliates ...............        205,133          93,430        518,396         119,172
   Operating and maintenance ....................................         90,045          91,315        179,536         140,354
   Depreciation and amortization ................................         67,861          67,265        134,717         105,359
   General and administrative ...................................         30,368          32,709         58,585          50,143
   General and administrative--affiliates .......................          2,673           7,566          6,862          19,833
   Net (gain) loss on sale of assets ............................           (120)             98           (988)            337
                                                                    ------------    ------------   ------------    ------------
         Total costs and expenses ...............................      2,390,932       2,035,479      5,591,316       3,431,063
                                                                    ------------    ------------   ------------    ------------
OPERATING INCOME ................................................        145,393         136,881        325,081         192,508
EQUITY IN EARNINGS OF
   UNCONSOLIDATED AFFILIATES ....................................         10,904           7,948         16,080          14,707
INTEREST EXPENSE:
   Interest expense .............................................         40,375          45,374         82,392          45,366
   Interest expense--affiliates .................................             --              --             --          14,485
                                                                    ------------    ------------   ------------    ------------
         Total interest expense .................................         40,375          45,374         82,392          59,851
                                                                    ------------    ------------   ------------    ------------
INCOME BEFORE INCOME TAXES AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE .......................        115,922          99,455        258,769         147,364
INCOME TAX EXPENSE (BENEFIT) ....................................            280           7,226            338        (306,765)
                                                                    ------------    ------------   ------------    ------------
INCOME BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE ............................................        115,642          92,229        258,431         454,129
CUMULATIVE EFFECT OF ACCOUNTING
   CHANGE, NET OF TAX ...........................................             --              --            411              --
                                                                    ------------    ------------   ------------    ------------
NET INCOME ......................................................        115,642          92,229        258,020         454,129
DIVIDENDS ON PREFERRED MEMBERS' INTEREST ........................          7,125              --         14,250              --
                                                                    ------------    ------------   ------------    ------------
EARNINGS AVAILABLE FOR MEMBERS' INTEREST ........................   $    108,517    $     92,229   $    243,770    $    454,129
                                                                    ============    ============   ============    ============



                 See Notes to Consolidated Financial Statements.

                         DUKE ENERGY FIELD SERVICES, LLC

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       THREE MONTHS ENDED,         SIX MONTHS ENDED,
                                                                            JUNE 30,                   JUNE 30,
                                                                    ------------------------    ------------------------
                                                                       2001          2000          2001          2000
                                                                    ----------    ----------    ----------    ----------

NET INCOME ......................................................   $  115,642    $   92,229    $  258,020    $  454,129

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
   Cumulative effect of change in accounting principle ..........           --            --         6,626            --
   Foreign currency translation adjustment ......................        3,059          (284)        2,147        (1,405)
   Net unrealized gains (losses) on cash flow hedges ............        6,866            --       (11,336)           --
   Reclassification adjustment ..................................       (2,053)           --        14,941            --
                                                                    ----------    ----------    ----------    ----------
        Total other comprehensive income (loss), net of tax .....        7,872          (284)       12,378        (1,405)
                                                                    ----------    ----------    ----------    ----------

TOTAL COMPREHENSIVE INCOME ......................................   $  123,514    $   91,945    $  270,398    $  452,724
                                                                    ==========    ==========    ==========    ==========

                 See Notes to Consolidated Financial Statements.

                         DUKE ENERGY FIELD SERVICES, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          SIX MONTHS ENDED,
                                                                                               JUNE 30,
                                                                                     ----------------------------
                                                                                         2001            2000
                                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ....................................................................   $    258,020    $    454,129
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ..............................................        134,717         105,359
      Deferred income taxes ......................................................           (338)       (308,230)
      Change in derivative fair value ............................................          8,128              --
      Equity in earnings of unconsolidated affiliates ............................        (16,080)        (14,707)
      Loss (gain) on sale of assets ..............................................           (988)            337
   Change in operating assets and liabilities (net of effects of acquisitions)
      which provided (used) cash:
      Accounts receivable ........................................................            615        (142,339)
      Accounts receivable--affiliates ............................................        163,184         (93,679)
      Inventories ................................................................         15,274         (39,532)
      Unrealized gains on mark-to-market transactions ............................        (62,742)        (56,631)
      Other current assets .......................................................          2,879          43,583
      Other noncurrent assets ....................................................        (11,974)         (2,232)
      Accounts payable ...........................................................        (53,227)        343,541
      Accounts payable--affiliates ...............................................        (28,537)          6,053
      Accrued interest payable ...................................................          5,726             318
      Unrealized losses on mark-to-market transactions ...........................         29,522          50,461
      Other current liabilities ..................................................        (20,072)         (7,473)
      Other long term liabilities ................................................         (4,659)        (14,215)
                                                                                     ------------    ------------
         Net cash provided by operating activities ...............................        419,448         324,743
                                                                                     ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions and other capital expenditures ...................................       (308,695)       (214,269)
   Investment expenditures .......................................................         (1,114)         (1,327)
   Investment distributions ......................................................         28,538          12,093
   Proceeds from sales of assets .................................................         18,852          14,220
                                                                                     ------------    ------------
         Net cash used in investing activities ...................................       (262,419)       (189,283)
                                                                                     ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in advances--parents ...............................................         (2,182)         25,370
   Distributions to parents ......................................................       (129,687)     (2,744,319)
   Proceeds from issuing debt ....................................................        248,358              --
   Payment of debt ...............................................................        (47,556)       (205,610)
   Short term debt--net ..........................................................       (226,428)      2,790,900
                                                                                     ------------    ------------
         Net cash used in financing activities ...................................       (157,495)       (133,659)
                                                                                     ------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS ..........................................           (466)          1,801
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................................          1,553             792
                                                                                     ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........................................   $      1,087    $      2,593
                                                                                     ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION - Cash paid for interest (net of amounts capitalized) .............   $     30,878    $     44,180



                 See Notes to Consolidated Financial Statements.

                         DUKE ENERGY FIELD SERVICES, LLC
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       JUNE 30,     DECEMBER 31,
                                                                                         2001           2000
                                                                                     ------------   ------------

                                                           ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .....................................................   $      1,087   $      1,553
   Accounts receivable:
      Customers, net .............................................................        728,618        725,379
      Affiliates .................................................................         90,093        253,277
      Other ......................................................................         87,804         67,316
   Inventories ...................................................................         73,630         83,325
   Unrealized gains on trading and hedging transactions ..........................        117,039         46,185
   Other .........................................................................          7,969         14,275
                                                                                     ------------   ------------
         Total current assets ....................................................      1,106,240      1,191,310
                                                                                     ------------   ------------
PROPERTY, PLANT AND EQUIPMENT, NET ...............................................      4,419,660      4,152,480
INVESTMENT IN AFFILIATES .........................................................        249,406        261,551
INTANGIBLE ASSETS:
   Natural gas liquids sales contracts, net ......................................         93,483         97,956
   Goodwill, net .................................................................        365,561        376,195
                                                                                     ------------   ------------
         Total intangible assets .................................................        459,044        474,151
                                                                                     ------------   ------------
UNREALIZED GAINS ON TRADING AND HEDGING TRANSACTIONS .............................         11,935             --
OTHER NONCURRENT ASSETS ..........................................................         87,423         90,606
                                                                                     ------------   ------------
         TOTAL ASSETS ............................................................   $  6,333,708   $  6,170,098
                                                                                     ============   ============

                                               LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable:
      Trade ......................................................................   $    865,980   $    915,130
      Affiliates .................................................................         32,927         61,464
      Other ......................................................................         65,872         41,322
   Short term debt ...............................................................        119,891        346,410
   Unrealized losses on trading and hedging transactions .........................         88,096         51,179
   Accrued interest payable ......................................................         55,336         49,641
   Accrued taxes other than income ...............................................         18,067         21,717
   Distributions payable to members ..............................................         23,334        127,561
   Other .........................................................................        100,907        114,408
                                                                                     ------------   ------------
         Total current liabilities ...............................................      1,370,410      1,728,832
                                                                                     ------------   ------------
DEFERRED INCOME TAXES ............................................................         26,208             --
LONG TERM DEBT ...................................................................      1,941,092      1,688,157
UNREALIZED LOSSES ON TRADING AND HEDGING TRANSACTIONS ............................         10,549             --
OTHER LONG TERM LIABILITIES ......................................................         33,927         32,274
PREFERRED MEMBERS' INTEREST ......................................................        300,000        300,000
COMMITMENTS AND CONTINGENT LIABILITIES (Note 6)
MEMBERS' EQUITY:
   Members' interest .............................................................      1,691,730      1,709,290
   Retained earnings .............................................................        949,843        713,974
   Accumulated other comprehensive income (loss) .................................          9,949         (2,429)
                                                                                     ------------   ------------
         Total members' equity ...................................................      2,651,522      2,420,835
                                                                                     ------------   ------------
TOTAL LIABILITIES AND MEMBERS' EQUITY ............................................   $  6,333,708   $  6,170,098
                                                                                     ============   ============

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

         Commodity Trading - Prior to the settlement of any derivative contract held for trading purposes, a favorable or unfavorable price movement is reported as Natural Gas and Petroleum Products Purchases in the Consolidated Statements of Income. An offsetting amount is recorded gross in the Consolidated Balance Sheets as Unrealized Gains or Losses on Trading and Hedging Transactions. When a contract to sell energy is physically settled, the fair value entries are reversed and the gross amount invoiced to the customer is included as Sales of Natural Gas and Petroleum Products in the Consolidated Statements of Income. Similarly, when a contract to purchase energy is physically settled, the purchase price is included as Natural Gas and Petroleum Products Purchases in the Consolidated Statements of Income. If a contract is not physically settled, the unrealized gain or loss on the balance sheet is reclassified to a receivable or payable account.

         Fair Value Hedges - Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge and the underlying physical transaction are included in the Consolidated Statements of Income as Sales of Natural Gas and Petroleum Products and Natural Gas and Petroleum Products Purchases, as appropriate, with an offsetting amount recorded gross in the Consolidated Balance Sheets as Unrealized Gains or Losses on Trading and Hedging Transactions. Changes in the fair value of the physical portion of a fair value hedge (i.e., the hedged item) are recorded in the Consolidated Statement of Income in the same accounts as the changes in the fair value of the derivative, with offsetting amounts in the Consolidated Balance Sheets as Other Current Assets, Other Noncurrent Assets, Other Current Liabilities, or Other Long Term Liabilities, as appropriate.

         Cash Flow Hedges - The fair value of a derivative that is designated and qualifies as a cash flow hedge is included in the Consolidated Balance Sheets as Unrealized Gains or Losses on Trading and Hedging Transactions. The effective portion of the change in fair value of the derivative instrument is included in Other Comprehensive Income (OCI) until earnings are affected by the hedged item. Hedge results are removed from OCI and recorded in the Consolidated Statements of Income in the same accounts as the item being hedged. The Company discontinues hedge accounting prospectively when it is determined that the derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged transaction will occur. When hedge accounting is discontinued, the derivative will continue to be carried on the balance sheet at its fair value with subsequent changes in its fair value recognized in current-period earnings. Gains and losses related to discontinued hedges that were accumulated in OCI will remain in OCI until earnings are effected by the hedged item, unless it is no longer probable that the hedged transaction will occur. Under these circumstances, gains and losses that were accumulated in OCI will be recognized immediately in earnings.

         Cumulative Effect of Change in Accounting Principle - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative-effect adjustment of $0.4 million as a reduction in earnings and a cumulative-effect adjustment increasing OCI and member's equity by $6.6 million. For the six months ended June 30, 2001, the Company reclassified to earnings a $16.4 million loss from OCI for derivatives included in the transition adjustment for hedge transactions that occurred. The amount reclassified out of OCI will be different from the amount included in the transition adjustment due to market price changes since January 1, 2001.

         Currently, there are ongoing discussions surrounding the implementation and interpretation of SFAS No. 133 by the Financial Accounting Standards Board's
(FASB) Derivative Implementation Group (DIG). If the definition of derivative instruments is altered, this may result in another transition adjustment and impact subsequent operating results.

         In June, the FASB cleared Issue C10, "Scope Exceptions: Can Option Contracts and Forward Contracts with Optionality Features Qualify for the Normal Purchases and Normal Sales Exception." C10 states that normal purchases and normal sales exception applies only to contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period, in the normal course of business. Therefore, purchased option contracts (including net purchased options) and written option contracts (including net written options) that would require delivery of the related asset at an established price under the contract only if exercised are not eligible to qualify for the normal purchases and normal sales exception. The Company is currently evaluating contracts and agreements with embedded optionality features. Those contracts that include options affecting price are eligible for the scope exception, but contracts that include options affecting volume are not.

         The Company does not believe that the adoption of C10 will have a significant impact on its consolidated results of operations, cash flows or financial position.

         Income Taxes - At March 31, 2000, the Company converted to a limited liability company which is a pass-through entity for income tax purposes. As a result, income taxes going forward will consist primarily of miscellaneous state, local and franchise taxes. In addition, the Company has Canadian subsidiaries that are levied certain foreign taxes. The Company follows the asset and liability method of accounting for income taxes. Deferred taxes are provided for temporary differences in the tax and financial reporting basis of assets and liabilities.

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

         New Accounting Standards -In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

         SFAS No. 141 requires all business combinations initiated (as defined by the standard) after June 30, 2001 to be accounted for using the purchase method. Companies may no longer use the pooling method for future combinations.

         SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and will be adopted by the Company as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment as described by the new standard. SFAS No. 142 also requires acquired intangible assets to be recognized separately and amortized as appropriate.

         The Company expects that the adoption of SFAS No. 142 will have an impact on future financial statements due to the discontinuation of goodwill amortization expense. For the six months ended June 30, 2001 amortization expense for goodwill was $6.9 million. The Company is conducting an impairment assessment at levels defined in the new standard and currently does not have an estimate of the impact on its consolidated results of operation, cash flows, or financial position.

         In July 2001, the FASB Board unanimously approved the issuance of FASB Statement No. 143 (FAS No. 143), Accounting for Obligations Associated with the Retirement of Long-Lived Assets. FAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. FAS No. 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. The Company is currently assessing but has not yet determined the impact of FAS No. 143 on its consolidated results of operations, cash flows, or financial position.

         Reclassifications - Certain prior period amounts have been reclassified in the Consolidated Financial Statements to conform to the current presentation.

3. DERIVATIVE INSTRUMENTS, HEDGING ACTIVITIES AND CREDIT RISK

         Commodity price risk - The Company's principal operations of gathering, processing, and storage of natural gas, and the accompanying operations of processing, fractionation, transportation, and marketing of natural gas liquids create commodity price risk exposure due to market fluctuations in commodity prices, primarily with respect to the prices of natural gas liquids. As an owner and operator of natural gas processing and other midstream assets, the Company has an inherent exposure to market variables and commodity price risk. The amount and type of price risk is dependent on the underlying natural gas acquisition contracts entered in to purchase and process natural gas feedstock. Risk is also dependent on the types and mechanisms for sales of natural gas and natural gas liquid products produced, processed, transported, or stored.

         Energy trading (market) risk - Certain of the Company's subsidiaries are engaged in the business of trading energy related products and services including managing purchase and sales portfolios, storage contracts and facilities, and transportation commitments for products. These energy trading operations are exposed to market variables and commodity price risk with respect to such products and services, and may enter into physical contracts and financial instruments with the objective of realizing a positive margin from the purchase and sales of commodity-based instruments.

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

         Corporate economic risks - From time to time, the Company will enter into debt arrangements that are exposed to market risks related to changes in interest rates. The Company periodically utilizes interest rate lock agreements and interest rate swaps to hedge interest rate risk associated with new debt issuances. The Company's primary goals include (1) maintaining an appropriate ratio of fixed rate debt to total debt for the Company's debt rating; (2) reducing volatility of earnings resulting from interest rate fluctuations; and
(3) locking in
attractive interest rates based on historical averages. For the six months ended June 30, 2001, the Company's existing interest rate derivative instruments were not material to its results of operations, cash flows or financial position.

         Counterparty risks - The Company has credit risk from its extension of credit for sales of energy products and services, and credit risk with its counterparties in terms of settlement risk and performance risk. On all transactions where the Company is exposed to credit risk, the Company analyzes the counterparties' financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis.

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

         For the six months ended June 30, 2001, the Company's fair-value hedges were effective. As such, the Company did not recognize a gain or loss representing the ineffective portion of all fair-value hedges. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. The Company did not have any firm commitments that no longer qualified as fair-value hedge items and therefore did not recognize a gain or loss.

         Cash-flow hedges - The Company uses cash flow hedging, as specifically defined by SFAS No. 133, to reduce the potential negative impact that commodity price changes could have on the Company's earnings, and its ability to adequately plan for cash needed for debt service, dividends, and capital expenditures. The Company's primary corporate hedging goals include (1) maintaining minimum cash flows to fund debt service, dividends, production replacement and maintenance capital projects; (2) avoiding disruption of the Company's growth capital and value creation process; and (3) retaining a high percentage of potential upside relating to price increases of natural gas liquids.

         The Company utilizes natural gas, crude oil and NGL futures, over-the-counter swap agreements and options to hedge the impact of market fluctuations in the price of natural gas liquids and other energy-related products. For the six months ended June 30, 2001, the Company recognized a net loss of $14.8 million of which a $0.1 million gain represented the total ineffectiveness of all cash-flow hedges and a $14.9 million loss represented the total derivative settlements. The extrinsic value of the options, $1.6 million for the period ended June 30, 2001, was excluded in the assessment of hedge effectiveness. No derivative gains or losses were reclassified from OCI to current-period earnings as a result of the discontinuance of cash-flow hedges related to certain forecasted transactions that are probable of not occurring.

         Gains and losses on derivative contracts that are reclassified from accumulated OCI to current-period earnings are included in the line item in which the hedged item is recorded. As of June 30, 2001, $9.4 million of the deferred net gains on derivative instruments accumulated in OCI are expected to be reclassified as earnings during the next twelve months as the hedge transactions occur. The maximum term over which the Company is hedging its exposure to the variability of future cash-flows is 24 months.

4. ACQUISITION

         On May 1, 2001, the Company acquired the outstanding shares of Canadian Midstream Services, Ltd. (CMSL) for a total purchase price of approximately $162.0 million. The purchase price included the assumption of debt of approximately $47.6 million. The acquisition was accounted for under the purchase method of accounting, and the assets and liabilities and results of operations of CMSL have been consolidated in the Company's financial statements since the date of purchase. Revenues and net income for the six months ended June 30, 2001 on a pro forma basis would have increased $7.8 million and $1.4 million respectively, if the acquisition of CMSL had occurred on January 1, 2001. The purchase price has not yet been fully allocated to the individual assets and liabilities acquired. No goodwill has been recorded as a result of the preliminary allocation.

         On April 30, 2001, the Company acquired in a purchase transaction, Gas Supply Resources, Inc. (GSRI), a propane wholesaler located in the Northeast, for approximately $40.0 million. The proforma impact of the acquisition on the Company's results of operations was not material.

5. FINANCING

         Credit Facility with Financial Institutions - On March 30, 2001, the Company entered into a new credit facility (the "New Facility"). The New Facility replaces the credit facility that matured on March 30, 2001. The New Facility is used to support the Company's commercial paper program and for working capital and other general corporate purposes. The New Facility matures on March 29, 2002, however, any outstanding loans under the New Facility at maturity may, at the Company's option, be converted to a one-year term loan. The New Facility is a $675.0 million revolving credit facility, of which $150.0 million can be used for letters of credit. The New Facility requires the Company to maintain at all times a debt to total capitalization ratio of less than or equal to 53%. The New Facility bears interest at a rate equal to, at the Company's option and based on the Company's current debt rating, either (1) LIBOR plus 0.75% per year or (2) the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus 0.50% per year. At June 30, 2001, there were no borrowings against the New Facility.

         Debt Securities - On February 2, 2001, the Company issued $250.0 million in debt securities. The notes mature and become due and payable on February 1, 2011, and are not subject to any sinking fund provisions. The notes bear interest at 6 7/8%, payable semiannually. The notes are redeemable at the option of the Company. The Company used the proceeds from the issuance of the notes to repay short term debt.

6. COMMITMENTS AND CONTINGENT LIABILITIES

         Litigation - A judgment has been entered in the case of Chevron U.S.A., Inc. vs. GPM Gas Corporation, a wholly owned subsidiary of Field Services LLC, upholding and construing most favored nations clauses in three 1961 West Texas gas purchase contracts. The U.S. District Court for the Western District of Texas, Midland Division decided in September 1999 that GPM owes Chevron damages, interest and attorney's fees under these contracts. GPM appealed the judgment to the U.S. Court of Appeals for the Fifth Circuit, and on June 1, 2001, the Fifth Circuit affirmed the judgment against GPM. The judgment, including interest, attorney's fees and costs, totaled approximately $16.5 million as of the date of the Fifth Circuit's ruling. On June 15, 2001, GPM filed petitions for rehearing and rehearing en banc with the Fifth Circuit which were denied on July 6, 2001. The Company had previously provided an adequate reserve for this case.

         In December 1998, Williams Field Services ("Williams") sued Union Pacific Resources Company ("UPRC") and certain affiliates of the Company in Carbon County, Wyoming District Court to enforce its rights under a preferential purchase right. Williams is majority owner and operator of the Echo Springs Gas Plant and Wamsutter Gathering System in which the Company acquired an interest from UPRC (the "Acquired Assets"). Williams' suit claims that they believe a change of control of the corporate entity that held the UPRC interest in the Acquired Assets occurred at the time of the merger between the Company and UPRC and triggered Williams' preferential purchase right. On November 22, 1999, the District Court granted UPRC and the Company's motion for summary judgment. Williams appealed this decision on March 23, 2000 to the Wyoming Supreme Court and on June 20, 2001, the Wyoming Supreme Court reversed the District Court's summary judgment ruling and ordered that on summary judgement be entered for Williams. A request for rehearing was denied. At this time, the Company is evaluating its alternatives and the impact, if any, this decision will have on the Company.

         Environmental - The Company has resolved non-compliance issues with the Texas Natural Resources Conservation Commission associated with the timing of air permit annual compliance certifications submitted to the agency in 1999 and 1998. This matter, a large portion of which was voluntarily self-disclosed to the agency, involves approximately 120 of the Company's facilities that did not meet specific administrative filing deadlines for required air permit paperwork. In addition, the Company resolved with the New Mexico Environment Department alleged non-compliance with various air permit requirements at four of the Company's New Mexico facilities. These matters, the majority of which were also voluntarily self-disclosed to the agency, generally involve document preparation and submittal as required by permits, compliance testing requirements at two facilities, and compliance with permit emissions limits at one facility. These issues with the Texas and New Mexico agencies under relevant air programs resulted in total penalty settlements of approximately $470,000.

         On June 13, 2001, the Company received two administrative Compliance Orders from the New Mexico Environment Department (NMED) seeking civil penalties for primarily historic air permit matters. One order alleges specific permit non-compliance at eleven facilities that occurred periodically between 1996 and 1999. Allegations under this order relate primarily to emissions from certain compressor engines in excess of what were then new operating permit limits. The other order alleges numerous unexcused excursions from an hourly permit limit arising from upset events at the Company's Dagger Draw facility's sulfur recovery unit between 1997 and 2001. NMED applied its civil penalty policy to the alleged violations and calculated the penalties to be $10.4 million in the aggregate. NMED has initiated settlement discussions and offered to resolve these matters for an amount lower than the calculated penalties. The Company will continue to negotiate with NMED to resolve all issues relating to the alleged violations.

         Management believes that the final deposition of these proceedings will not have a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company.

7. BUSINESS SEGMENTS

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

                                                                            FOR THE THREE                   FOR THE SIX
                                                                             MONTHS ENDED                   MONTHS ENDED
                                                                               JUNE 30,                       JUNE 30,
                                                                     ----------------------------    ----------------------------
                                                                         2001            2000            2001            2000
                                                                     ------------    ------------    ------------    ------------
                                                                                             (IN THOUSANDS)
Operating revenues:
   Natural gas ...................................................   $  1,211,835    $  1,675,793    $  3,955,248    $  2,575,007
   NGLs ..........................................................      1,867,100         820,051       3,094,930       1,618,867
   Intersegment(a) ...............................................       (542,610)       (323,484)     (1,133,781)       (570,303)
                                                                     ------------    ------------    ------------    ------------
         Total operating revenues ................................   $  2,536,325    $  2,172,360    $  5,916,397    $  3,623,571
                                                                     ============    ============    ============    ============
Margin:
   Natural gas ...................................................   $    319,350    $    323,225    $    675,107    $    471,081
   NGLs ..........................................................         16,870          12,609          28,686          37,453
                                                                     ------------    ------------    ------------    ------------
         Total margin ............................................   $    336,220    $    335,834    $    703,793    $    508,534
                                                                     ============    ============    ============    ============
Other operating costs:
   Natural gas ...................................................   $     88,064    $     90,787    $    176,301    $    139,516
   NGLs ..........................................................          1,861             626           2,247           1,175
   Corporate .....................................................         33,041          40,275          65,447          69,976
                                                                     ------------    ------------    ------------    ------------
         Total other operating costs .............................   $    122,966    $    131,688    $    243,995    $    210,667
                                                                     ============    ============    ============    ============
Equity in earnings of unconsolidated affiliates:
   Natural Gas ...................................................   $     10,458    $      7,374    $     16,122    $     13,888
   NGLs ..........................................................            446             574             (42)            819
                                                                     ------------    ------------    ------------    ------------
         Total equity in earnings of unconsolidated affiliates ...   $     10,904    $      7,948    $     16,080    $     14,707
                                                                     ============    ============    ============    ============
EBITDA(b):
   Natural gas ...................................................   $    241,744    $    239,812    $    514,928    $    345,453
   NGLs ..........................................................         15,455          12,557          26,397          37,097
   Corporate .....................................................        (33,041)        (40,275)        (65,447)        (69,976)
                                                                     ------------    ------------    ------------    ------------
         Total EBITDA ............................................   $    224,158    $    212,094    $    475,878    $    312,574
                                                                     ============    ============    ============    ============
Depreciation and amortization:
   Natural gas ...................................................   $     64,728    $     63,442    $    128,209    $     97,667
   NGLs ..........................................................          2,083           3,085           4,378           6,112
   Corporate .....................................................          1,050             738           2,130           1,580
                                                                     ------------    ------------    ------------    ------------
         Total depreciation and amortization .....................   $     67,861    $     67,265    $    134,717    $    105,359
                                                                     ============    ============    ============    ============
EBIT(b):
   Natural gas ...................................................   $    177,016    $    176,370    $    386,719    $    247,786
   NGLs ..........................................................         13,372           9,472          22,019          30,985
   Corporate .....................................................        (34,091)        (41,013)        (67,577)        (71,556)
                                                                     ------------    ------------    ------------    ------------
         Total EBIT ..............................................   $    156,297    $    144,829    $    341,161    $    207,215
                                                                     ============    ============    ============    ============
Corporate interest expense .......................................   $     40,375    $     45,374    $     82,392    $     59,851
                                                                     ============    ============    ============    ============
Income before income taxes:
   Natural gas ...................................................   $    177,016    $    176,370    $    386,719    $    247,786
   NGLs ..........................................................         13,372           9,472          22,019          30,985
   Corporate .....................................................        (74,466)        (86,387)       (149,969)       (131,407)
                                                                     ------------    ------------    ------------    ------------
         Total income before income taxes ........................   $    115,922    $     99,455    $    258,769    $    147,364
                                                                     ============    ============    ============    ============

                                                                         FOR THE THREE             FOR THE SIX
                                                                          MONTHS ENDED             MONTHS ENDED
                                                                            JUNE 30,                 JUNE 30,
                                                                    -----------------------   -----------------------
                                                                       2001         2000         2001         2000
                                                                    ----------   ----------   ----------   ----------
                                                                                     (IN THOUSANDS)
Acquisitions and other capital expenditures:
   Natural gas ..................................................   $  195,371   $   83,393   $  256,256   $  205,188
   NGLs .........................................................       40,641           68       41,181        5,830
   Corporate ....................................................        9,565        1,217       11,258        3,251
                                                                    ----------   ----------   ----------   ----------
         Total acquisitions and other capital expenditures ......   $  245,577   $   84,678   $  308,695   $  214,269
                                                                    ==========   ==========   ==========   ==========


                                                                                             AS OF
                                                                             -----------------------------------
                                                                                 JUNE 30,          DECEMBER 31,
                                                                                   2001                2000
                                                                             ----------------    ---------------
                                                                                        (IN THOUSANDS)
Total assets:
   Natural gas.............................................................  $      5,092,810    $     4,896,542
   NGLs  ..................................................................           206,854            219,282
   Corporate(c)............................................................         1,034,044          1,054,274
                                                                             ----------------    ---------------
         Total assets......................................................  $      6,333,708    $     6,170,098
                                                                             ================    ===============

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

8. SUBSEQUENT EVENTS

         On July 10, 2001, the Company acquired additional interests in Mobile Bay Processing Partners, Gulf Coast NGL Pipeline, L.L.C. and Dauphin Island Gathering Partners for approximately $67.4 million. As a result of this acquisition, the Company will consolidate these affiliates due to the Company's control.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion details the material factors that affected our historical financial condition and results of operations during the three months and six months ended June 30, 2001 and 2000. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report.

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

         From a financial reporting perspective, we are the successor to Duke Energy's North American midstream natural gas business. The subsidiaries of Duke Energy that conducted this business were contributed to us immediately prior to the Combination. For periods prior to the Combination, Duke Energy Field Services and these subsidiaries of Duke Energy are collectively referred to herein as the "Predecessor Company." The historical financial statements and discussion of our business contained in this section for periods ending on or prior to March 31, 2000 relates solely to the Predecessor Company on an historical basis and does not give effect to the Combination, the transfer to our company of additional midstream natural gas assets acquired by Duke Energy or Phillips prior to consummation of the Combination or the transfer to our company of the general partner of TEPPCO Partners, L.P. (TEPPCO) from Duke Energy.

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

         EFFECTS OF COMMODITY PRICES

         During the six months ended June 30, 2001, the weighted average NGL price (based on index prices from the Mont Belvieu and Conway market hubs that are weighted by our component and location mix) was approximately $0.54 per gallon. Historically, NGL prices have generally followed changes in crude oil prices. However, during the first quarter of 2001, NGL prices departed from this trend and followed the sharp increase in natural gas prices. Despite the impact of the natural gas price spike experienced during the first quarter, we expect that NGL prices will generally follow changes in crude oil prices, which we believe will in large part be determined by the level of production from major crude oil exporting countries and the demand generated by growth in the world economy. We also believe that should the recent rise in natural gas prices be sustained, certain NGL component prices will generally remain higher than historical levels. In contrast, we believe that future natural gas prices will be influenced by supply deliverability, the severity of winter weather and the level of U.S. economic growth. We believe that weather will be the strongest determinant of near-term natural gas prices. Price increases in crude oil, NGLs and natural gas have continued to spur increased natural gas drilling activity. For example, the number of active drilling rigs in North America has increased by approximately 35% from approximately 1,169 in June 2000 to approximately 1,573 in June 2001. This drilling activity increase is expected to have a positive effect on natural gas volumes gathered and processed in the near term.

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

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

         Operating Revenues. Operating revenues increased $363.9 million, or 17%, from $2,172.4 million for the second quarter 2000 to $2,536.3 million for the same period in 2001. Operating revenues from the sale of natural gas and petroleum products accounted for $2,474.7 million of the total and $347.3 million of the increase. NGL production during the second quarter increased 5,200 barrels per day, or 1%, from 401,500 barrels per day in 2000 to 406,700 barrels per day in 2001.

         Commodity prices were the main factor contributing to higher revenues during the second quarter. Weighted average NGL prices, based on our component product mix, were approximately $.01 per gallon higher and natural gas prices were approximately $1.20 per million British thermal units (Btus) higher for the second quarter of 2001. These price increases yielded average prices of $.48 per gallon and $4.67 per million Btus, respectively, as compared with $.47 per gallon and $3.47 per million Btus for the second quarter of 2000. Revenues associated with gathering, transportation, storage, processing fees and other increased $16.6 million, or 37%, from $45.0 million for the second quarter 2000 to $61.6 million for the same period in 2001. This increase was mainly the result of the December 31, 2000 purchase of the Guadalupe Pipeline System, increased fee based processing and storage activities and the May 1, 2001 purchase of Canadian Midstream Services, Ltd. A $1.2 million hedging loss in the second quarter of 2001 partially offset operating revenue increases. See "--Quantitative and Qualitative Disclosure About Market Risks."

         Costs and Expenses. Costs of natural gas and petroleum products increased $363.6 million, or 20%, from $1,836.5 million for the second quarter 2000 to $2,200.1 million for the same period in 2001. This increase was primarily due to the interaction of our natural gas and NGL purchase contracts with higher natural gas prices.

         Operating and maintenance expenses decreased $1.3 million, or 1%, from $91.3 million for the second quarter of 2000 to $90.0 million for the same period in 2001. General and administrative expenses decreased $7.3 million, or 18%, from $40.3 million for the second quarter of 2000 to $33.0 million for the same period in 2001. These decreases were primarily the result of cost reduction efforts, plant consolidation and decreased centralized service charges from our parents.

         Depreciation and amortization increased $0.6 million from $67.3 million for the second quarter of 2000 to $67.9 million for the same period in 2001. This slight increase was due to ongoing capital expenditures for well connections, facility maintenance/enhancements and acquisitions.

         Equity Earnings. Equity earnings of unconsolidated affiliates increased $3.0 million, or 38%, from $7.9 million for the second quarter of 2000 to $10.9 million for the same period in 2001. This increase was due primarily to increased earnings associated with the general partnership interest in TEPPCO.

         Interest. Interest expense decreased $5.0 million, or 11%, from $45.4 million for the second quarter 2000 to $40.4 million for the same period in 2001. This decrease was primarily the result of issuance of commercial paper and the subsequent third quarter 2000 and first quarter 2001 debt offerings.

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

         Net Income. Net income increased $23.4 million from $92.2 million for the second quarter 2000 to $115.6 million for the same period in 2001. This increase was primarily the result of increased equity earnings from TEPPCO, cost reduction efforts, and increased fee based services.

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

         EBITDA for the natural gas gathering, processing, transportation and storage segment increased $1.9 million from $239.8 million for the second quarter 2000 to $241.7 million for the same period in 2001. This increase was primarily the result of higher earnings for the general partnership interest in TEPPCO, partially offset by the interaction of our gas purchase contracts with higher natural gas prices. Cost reduction initiatives and decreased centralized service charges from our parents contributed $7.3 million to EBITDA during the second quarter of 2001.

         EBITDA for the NGL's fractionation, transportation, marketing and trading segment increased $2.9 million from $12.6 million for the second quarter 2000 to $15.5 million for the same period in 2001 due primarily to higher margins associated with NGL trading, partially offset by the disposition of two NGL pipelines effective January 1, 2001.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

         Operating Revenues. Operating revenues increased $2,292.8 million, or 63%, from $3,623.6 million for the six months ended June 30, 2000 to $5,916.4 million for the same period in 2001. Operating revenues from the sale of natural gas and petroleum products accounted for $5,796.9 million of the total and $2,254.1 million of the increase. Of this increase, approximately $1,064.1 million was related to the addition of the Phillips' midstream natural gas business to our operations in the Combination on March 31, 2000. NGL production during the six months ended June 30, 2001 increased 72,600 barrels per day, or 23%, from 316,300 barrels per day in 2000 to 388,900 barrels per day in 2001. The primary cause of this increase was the addition of Phillips' midstream natural gas business, offset by reduced recoveries at certain facilities resulting from tightened fractionation spreads driven by high natural gas prices.

         Commodity prices also contributed to higher revenues. Weighted average NGL prices, based on our component product mix, were approximately $.05 per gallon higher and natural gas prices were approximately $2.89 per million British thermal units (Btus) higher for the six months ended June 30, 2001. These price increases yielded average prices of $.54 per gallon and $5.88 per million Btus, respectively, as compared with $.49 per gallon and $2.99 per million Btus for the same period in 2000. Revenues associated with gathering, transportation, storage, processing fees and other increased $38.8 million, or 48%, from $80.7 million for the six months ended June 30, 2000 to $119.5 million for the same period in 2001, mainly as a result of the Combination and increased fee based activities associated with acquisitions and processing arrangements. A $15.8 million hedging loss during the six months ended June 30, 2001 partially offset operating revenue increases. See "--Quantitative and Qualitative Disclosure About Market Risks."

         Costs and Expenses. Costs of natural gas and petroleum products increased $2,097.6 million, or 67%, from $3,115.0 million for the six months ended June 30, 2000 to $5,212.6 million for the same period in 2001. This increase was due to the addition of the Phillips' midstream natural gas business in the Combination (approximately $881.4) and the interaction of our natural gas and NGL purchase contracts with higher commodity prices.

         Operating and maintenance expenses increased $39.1 million, or 28%, from $140.4 million for the six months ended June 30, 2000 to $179.5 million for the same period in 2001. Of this increase, approximately $35.6 million was related to the addition of the Phillips' midstream natural gas business. General and administrative expenses decreased $4.6 million, or 7%, from $70.0 million for the six months ended June 30, 2000 to $65.4 million for the same period in 2001. This decrease was primarily the result of cost savings initiatives and decreased centralized service charges from our parents, partially offset by increased activity resulting from the addition of the Phillips' midstream natural gas business in the Combination.

         Depreciation and amortization increased $29.3 million, or 28%, from $105.4 million for the six months ended June 30, 2000 to $134.7 million for the same period in 2001. Of this increase, $21.8 million was due to the addition of the Phillips' midstream natural gas business in the Combination. The remainder was due to ongoing capital expenditures for well connections, facility maintenance/enhancements and acquisitions.

         Equity Earnings. Equity earnings of unconsolidated affiliates increased $1.4 million, or 10%, from $14.7 million for the six months ended June 30, 2000 to $16.1 million for the same period in 2001. This increase was due to higher earnings from our general partnership interest in TEPPCO, partially offset by the combination of the divestiture of certain joint venture (JV) interests in the Conoco/Mitchell transaction, divestiture of the Westana JV and reduced earnings from keep whole supply contracts in South Texas and offshore processing partnerships.

         Interest. Interest expense increased $22.5 million, or 38%, from $59.9 million for the six months ended June 30, 2000 to $82.4 million for the same period in 2001. This increase was primarily the result of issuance of commercial paper and the subsequent third quarter 2000 and first quarter 2001 debt offerings.

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

         Net Income. Net income decreased $196.1 million from $454.1 million for the six months ended June 30, 2000 to $258.0 million for the same period in 2001. This decrease was the result of the elimination of the predecessor Company's net deferred tax liability of $327.0 million in 2000, offset by a $107.5 million increase resulting from the addition of the Phillips' midstream natural gas business in the Combination, increased commodity prices, cost savings and other acquisitions.

         EBITDA for the natural gas gathering, processing, transportation and storage segment increased $169.4 million from $345.5 million for the six months ended June 30, 2000 to $514.9 million for the same period in 2001. Of this increase, approximately $152.3 million was due to the addition of the Phillips' midstream natural gas business in the Combination, and approximately $65.0 million was due to a $.05 per gallon increase in average NGL prices. Additional increases were attributable to the Conoco/Mitchell transaction and the acquisition of the general partnership interest in TEPPCO as of March 31, 2000. These benefits were offset by approximately $44.9 million due to a $2.99 per million Btu increase in natural gas prices, and hedging losses of $15.8 million.

         EBITDA for the NGL's fractionation, transportation, marketing and trading segment decreased $10.7 million from $37.1 million for the six months ended June 30, 2000 to $26.4 million for the same period in 2001 due primarily to lower first quarter margins associated with NGL trading and the disposition of two NGL pipelines effective January 1, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         CREDIT FACILITY WITH FINANCIAL INSTITUTIONS

         On March 30, 2001, we entered into a new credit facility (the "New Facility"). The New Facility replaces the credit facility that matured on March 30, 2001. The New Facility is used to support the Company's commercial paper program and for working capital and other general corporate purposes. The New Facility matures on March 29, 2002, however, any outstanding loans under the New Facility at maturity may, at the Company's option, be converted to a one-year term loan. The New Facility is a $675.0 million revolving credit facility, of which $150.0 million can be used for letters of credit. The New Facility requires the Company to maintain at all times a debt to total capitalization ratio of less than or equal to 53%. The New Facility bears interest at a rate equal to, at the Company's option and based on the Company's current debt rating, either (1) LIBOR plus 0.75% per year or (2) the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus 0.50% per year. At June 30, 2001, there were no borrowings against the New Facility.

         On February 2, 2001, the Company issued $250.0 million in debt securities. The notes mature and become due and payable on February 1, 2011, and are not subject to any sinking fund provisions. The notes bear interest at 6 7/8%, payable semiannually. The notes are redeemable at the option of the Company. The Company used the proceeds from the issuance of the notes to repay short term debt.

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

         CAPITAL EXPENDITURES

         Our capital expenditures consist of expenditures for acquisitions and construction of additional gathering systems, processing plants, fractionators and other facilities and infrastructure in addition to well connections and refurbishment of our existing facilities. For the six months ended June 30, 2001, we spent approximately $308.7 million on capital expenditures. On April 30, 2001, the Company acquired in a purchase transaction, Gas Supply Resources, Inc. (GSRI), a propane wholesaler located in the Northeast, for approximately $40.0 million. On May 1, 2001, the Company acquired the outstanding shares of Canadian Midstream Services, Ltd. (CMSL) for a total purchase price of approximately $162.0 million. The purchase price included the assumption of debt of approximately $47.6 million.

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

         CASH FLOWS

         Net cash from operating activities for the six months ended June 30, 2001 improved to $419.4 million, from net cash from operating activities of $324.7 million for the same period in 2000, primarily due to higher commodity prices and acquisitions. Net cash used in investing activities was $262.4 million for the six months ended June 30, 2001 compared to $189.3 million for the same period in 2000. The acquisition of Canadian Midstream Services, Ltd. and ongoing system development and maintenance in 2001 were the primary uses of the invested cash. The net cash used in investing activities was financed through operating activities and proceeds from the issuance of short term debt. Net cash used in financing activities was $157.5 million for the six months ended June 30, 2001 compared to $133.7 million for the same period in 2000. Tax related distributions to parents and repayment of the Company's short term debt were the primary uses of this cash, offset by issuance of $250 million of 6 7/8% Senior Unsecured Notes due 2011 in February 2001.

NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

         SFAS No. 141 requires all business combinations initiated (as defined by the standard) after June 30, 2001 to be accounted for using the purchase method. Companies may no longer use the pooling method for future combinations.

         SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and will be adopted by the Company as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment as described by the new standard. SFAS No. 142 also requires acquired intangible assets to be recognized separately and amortized as appropriate.

         We expect that the adoption of SFAS No. 142 will have an impact on future financial statements due to the discontinuation of goodwill amortization expense. For the six months ended June 30, 2001 amortization expense for goodwill was $6.9 million. We are conducting an impairment assessment at levels defined by the new standard and currently do not have an estimate of the impact on our consolidated results of operation, cash flows, or financial position.

         In July 2001, the FASB Board unanimously approved the issuance of FASB Statement No. 143 (FAS No. 143), Accounting for Obligations Associated with the Retirement of Long-Lived Assets. FAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. FAS No. 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. We are currently assessing but have not yet determined the impact of FAS No. 143 on our consolidated results of operations, cash flows, or financial position.

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

         COMMODITY PRICE RISK

         We are subject to significant risks due to fluctuations in commodity prices, primarily with respect to the prices of NGLs that we own as a result of our processing activities. Based upon the Company's portfolio of supply contracts, without giving effect to hedging activities that would reduce the impact of commodity price decreases, a decrease of $.01 per gallon in the price of NGLs and $.10 per million Btus in the average price of natural gas would result in changes in annual pre-tax net income of approximately $(26.0) million and $3.0 million, respectively. After considering the effects of commodity hedge positions in place at June 30, 2001, it is estimated that if NGL prices average $.01 per gallon less in the next twelve months pre-tax net income would decrease $18.7 million. Conversely, it is estimated that if NGL prices average $.01 per gallon more in the next twelve months pre-tax net income would increase $18.7 million.

         INTEREST RATE RISK

         As of June 30, 2001, we had approximately $119.9 million outstanding under a commercial paper program and no outstanding bank borrowings. As a result, we are exposed to market risks related to changes in interest rates. In the future, we intend to manage our interest rate exposure using a mix of fixed and floating interest rate debt. An increase of .5% in interest rates would result in an increase in annual interest expense of approximately $0.6 million.

         FOREIGN CURRENCY RISK

         Our primary foreign currency exchange rate exposure at June 30, 2001 was the Canadian dollar. Foreign currency risk associated with this exposure was not material.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         For information concerning litigation and other contingencies, see Part
I. Item 1, Note 6 to the Consolidated Financial Statements, "Commitments and Contingent Liabilities," of this report and Item 3, "Legal Proceedings," included in our Form 10-K for December 31, 2000, which are incorporated herein by reference.

         Management believes that the resolution of the matters referred to above will not have a material adverse effect on consolidated results of operations or financial position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 364-Day Credit Facility among Duke Energy Field Services, LLC, Duke Energy Field Services Corporation, Bank of America, N.A., as Agent and the Lenders named therein, dated March 30, 2001

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 DUKE ENERGY FIELD SERVICES, LLC

August 13, 2001

                                                  /s/ JOHN E. JACKSON
                                 ----------------------------------------------
                                 John E. Jackson
                                 Vice President and Chief Financial Officer
                                 (On Behalf of the Registrant and as
                                 Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

       EXHIBIT
       NUMBER                               DESCRIPTION
       ------                               -----------

         10.1     364-Day Credit Facility among Duke Energy Field Services, LLC,
                  Duke Energy Field Services Corporation, Bank of America, N.A., as Agent and the Lenders named therein, dated March 30, 2001