Form 10-Q
period 2001-09-30
DUKE ENERGY FIELD SERVICES LLC
filed 2001-11-14
CIK 1119811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2001              COMMISSION FILE NUMBER 0-31095


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X|No |_|

                         DUKE ENERGY FIELD SERVICES, LLC
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

ITEM                                                                            PAGE
----                                                                            ----

                    PART I. FINANCIAL INFORMATION (UNAUDITED)

1.  Financial Statements........................................................    1
       Consolidated Statements of Income for the Three and Nine Months
            Ended September 30, 2001 and 2000...................................    1
       Consolidated Statements of Comprehensive Income for the Three and
            Nine Months Ended September 30, 2001 and 2000.......................    2
       Consolidated Statements of Cash Flows for the Nine Months Ended
            September 30, 2001 and 2000.........................................    3
       Consolidated Balance Sheets as of September 30, 2001 and
            December 31, 2000...................................................    4
       Notes to Consolidated Financial Statements...............................    5
2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations...............................................   13
3.  Quantitative and Qualitative Disclosure about Market Risks..................   20

                           PART II. OTHER INFORMATION

1.  Legal Proceedings...........................................................   21
6.  Exhibits and Reports on Form 8-K............................................   21
    Signatures..................................................................   22

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

     o    level of creditworthiness of counterparties to transactions;

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         DUKE ENERGY FIELD SERVICES, LLC
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        THREE MONTHS ENDED,               NINE MONTHS ENDED,
                                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                                   ----------------------------      ----------------------------
                                                                      2001             2000              2001             2000
                                                                   -----------      -----------      -----------      -----------
OPERATING REVENUES:
   Sales of natural gas and petroleum products ...............     $   993,770      $ 2,117,698      $ 5,267,889      $ 5,122,552
   Sales of natural gas and petroleum products--affiliates ...         604,648          383,473        2,127,402          908,453
   Transportation, storage and processing ....................          82,709           43,315          202,233          135,774
   Transportation, storage and processing--affiliates ........              --            7,509               --            8,787
                                                                   -----------      -----------      -----------      -----------
           Total operating revenues ..........................       1,681,127        2,551,995        7,597,524        6,175,566
                                                                   -----------      -----------      -----------      -----------
COSTS AND EXPENSES:
   Natural gas and petroleum products ........................       1,201,409        2,050,936        5,895,617        5,046,801
   Natural gas and petroleum products--affiliates ............         161,851          150,059          680,247          269,231
   Operating and maintenance .................................          97,253           92,647          276,789          233,001
   Depreciation and amortization .............................          72,597           62,824          207,314          168,183
   General and administrative ................................          31,183           36,586           89,768           86,729
   General and administrative--affiliates ....................           2,097            5,659            8,959           25,492
   Net (gain) loss on sale of assets .........................              65              783             (923)           1,120
                                                                   -----------      -----------      -----------      -----------
           Total costs and expenses ..........................       1,566,455        2,399,494        7,157,771        5,830,557
                                                                   -----------      -----------      -----------      -----------
OPERATING INCOME .............................................         114,672          152,501          439,753          345,009
EQUITY IN EARNINGS OF
   UNCONSOLIDATED AFFILIATES .................................           6,544            4,308           22,624           19,015
INTEREST EXPENSE:
   Interest expense ..........................................          42,455           46,343          124,847           91,709
   Interest expense--affiliates ..............................              --               --               --           14,485
                                                                   -----------      -----------      -----------      -----------
           Total interest expense ............................          42,455           46,343          124,847          106,194
                                                                   -----------      -----------      -----------      -----------
INCOME BEFORE INCOME TAXES ...................................          78,761          110,466          337,530          257,830
INCOME TAX EXPENSE (BENEFIT) .................................             (75)          (3,838)             263         (310,603)
                                                                   -----------      -----------      -----------      -----------
INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE ............................          78,836          114,304          337,267          568,433
CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE, NET OF TAX ..........................              --               --              411               --
                                                                   -----------      -----------      -----------      -----------
NET INCOME ...................................................          78,836          114,304          336,856          568,433
DIVIDENDS ON PREFERRED MEMBERS' INTEREST .....................           7,125            4,592           21,375            4,592
                                                                   -----------      -----------      -----------      -----------
EARNINGS AVAILABLE FOR MEMBERS' INTEREST .....................     $    71,711      $   109,712      $   315,481      $   563,841
                                                                   ===========      ===========      ===========      ===========

                 See Notes to Consolidated Financial Statements.

                         DUKE ENERGY FIELD SERVICES, LLC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         THREE MONTHS ENDED,            NINE MONTHS ENDED,
                                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                                     --------------------------    --------------------------
                                                                        2001           2000            2001           2000
                                                                     -----------    -----------    -----------    -----------
NET INCOME .....................................................     $  78,836      $ 114,304      $ 336,856      $ 568,433

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
   Cumulative effect of change in accounting principle .........            --             --          6,626             --
   Foreign currency translation adjustment .....................        (4,804)        (1,287)        (2,657)        (2,980)
   Net unrealized gains on cash flow hedges ....................        14,955             --          3,619             --
   Reclassification into earnings ..............................        (5,860)            --          9,081             --
                                                                     ---------      ---------      ---------      ---------
          Total other comprehensive income (loss), net of tax ..         4,291         (1,287)        16,669         (2,980)
                                                                     ---------      ---------      ---------      ---------
TOTAL COMPREHENSIVE INCOME .....................................     $  83,127      $ 113,017      $ 353,525      $ 565,453
                                                                     =========      =========      =========      =========

                 See Notes to Consolidated Financial Statements.

                         DUKE ENERGY FIELD SERVICES, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          NINE MONTHS ENDED,
                                                                                              SEPTEMBER 30,
                                                                                      ----------------------------
                                                                                         2001              2000
                                                                                      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...................................................................     $   336,856      $   568,433
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization ............................................         207,314          168,183
       Deferred income taxes ....................................................              --         (302,778)
       Change in derivative fair value ..........................................          (4,447)              --
       Equity in earnings of unconsolidated affiliates ..........................         (22,624)         (19,015)
       Loss (gain) on sale of assets ............................................            (923)           1,120
   Change in operating assets and liabilities (net of effects of acquisitions)
       which provided (used) cash:
       Accounts receivable ......................................................          45,789         (149,848)
       Accounts receivable--affiliates ..........................................          77,767          (78,552)
       Inventories ..............................................................          48,843          (77,702)
       Unrealized gains on mark-to-market transactions ..........................         (82,328)         (42,161)
       Other current assets .....................................................          (1,273)          40,319
       Other noncurrent assets ..................................................         (23,492)          (6,285)
       Accounts payable .........................................................        (184,577)         427,194
       Accounts payable--affiliates .............................................         (47,532)          (2,186)
       Accrued interest payable .................................................         (31,375)          16,547
       Unrealized losses on mark-to-market transactions .........................          52,291           48,233
       Other current liabilities ................................................         (11,826)          38,078
       Other long term liabilities ..............................................         (22,065)         (17,708)
                                                                                      -----------      -----------
           Net cash provided by operating activities ............................         336,398          611,872
                                                                                      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions and other capital expenditures ..................................        (448,043)        (264,105)
   Investment expenditures ......................................................          (1,114)          (3,605)
   Investment distributions .....................................................          31,609           19,225
   Proceeds from sales of assets ................................................          20,931            6,928
                                                                                      -----------      -----------
           Net cash used in investing activities ................................        (396,617)        (241,557)
                                                                                      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in advances--parents ..............................................          (2,182)         (55,509)
   Distributions to parents .....................................................        (234,909)      (2,744,319)
   Proceeds from issuing preferred members' interest ............................              --          300,000
   Proceeds from issuing debt ...................................................         248,358        1,687,564
   Payment of debt ..............................................................         (49,281)              --
   Short-term debt--net .........................................................         100,663          442,888
                                                                                      -----------      -----------
           Net cash provided by (used in) financing activities ..................          62,649         (369,376)
                                                                                      -----------      -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS .......................................           2,430              939
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................................           1,553              792
                                                                                      -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........................................     $     3,983      $     1,731
                                                                                      ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION - Cash paid for interest (net of amounts capitalized) ............     $   152,597      $    86,956

                 See Notes to Consolidated Financial Statements.

                         DUKE ENERGY FIELD SERVICES, LLC
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                     2001           2000
                                                                 -------------   ------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...............................     $     3,983     $     1,553
   Accounts receivable:
       Customers, net ......................................         481,319         725,379
       Affiliates ..........................................         175,510         253,277
       Other ...............................................         286,210          67,316
   Inventories .............................................          40,753          83,325
   Unrealized gains on trading and hedging transactions ....         143,983          46,185
   Other ...................................................          12,998          14,275
                                                                 -----------     -----------
           Total current assets ............................       1,144,756       1,191,310
                                                                 -----------     -----------
PROPERTY, PLANT AND EQUIPMENT, NET .........................       4,708,161       4,152,480
INVESTMENT IN AFFILIATES ...................................         142,823         261,551
INTANGIBLE ASSETS:
   Natural gas liquids sales contracts, net ................          97,247          97,956
   Goodwill, net ...........................................         378,911         376,195
                                                                 -----------     -----------
           Total intangible assets .........................         476,158         474,151
                                                                 -----------     -----------
UNREALIZED GAINS ON TRADING AND HEDGING TRANSACTIONS .......          18,647              --
OTHER NONCURRENT ASSETS ....................................          98,751          90,606
                                                                 -----------     -----------
TOTAL ASSETS ...............................................     $ 6,589,296     $ 6,170,098
                                                                 ===========     ===========

                        LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable:
       Trade ...............................................     $   557,750     $   915,130
       Affiliates ..........................................          13,932          61,464
       Other ...............................................         229,457          41,322
   Short term debt .........................................         447,073         346,410
   Unrealized losses on trading and hedging transactions ...         102,536          51,179
   Accrued interest payable ................................          18,235          49,641
   Accrued taxes other than income .........................          22,212          21,717
   Distributions payable to members ........................           7,780         127,561
   Other ...................................................         114,462         114,408
                                                                 -----------     -----------
           Total current liabilities .......................       1,513,437       1,728,832
                                                                 -----------     -----------
DEFERRED INCOME TAXES ......................................          25,068              --
LONG-TERM DEBT .............................................       1,941,090       1,688,157
UNREALIZED LOSSES ON TRADING AND HEDGING TRANSACTIONS ......          11,279              --
OTHER LONG TERM LIABILITIES ................................          27,643          32,274
MINORITY INTEREST ..........................................         125,795              --
PREFERRED MEMBERS' INTEREST ................................         300,000         300,000
COMMITMENTS AND CONTINGENT LIABILITIES (Note 6)
MEMBERS' EQUITY:
   Members' interest .......................................       1,709,290       1,709,290
   Retained earnings .......................................         921,454         713,974
   Accumulated other comprehensive income (loss) ...........          14,240          (2,429)
                                                                 -----------     -----------
           Total members' equity ...........................       2,644,984       2,420,835
                                                                 -----------     -----------
TOTAL LIABILITIES AND MEMBERS' EQUITY ......................     $ 6,589,296     $ 6,170,098
                                                                 ===========     ===========

                 See Notes to Consolidated Financial Statements.

                         DUKE ENERGY FIELD SERVICES, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   GENERAL

     Duke Energy Field Services, LLC (with its consolidated subsidiaries "the Company") operates in the midstream natural gas gathering, marketing and natural gas liquids industries. The Company operates in the two principal segments of the midstream natural gas industry of (1) natural gas gathering, processing, transportation, marketing and storage; and (2) natural gas liquids (NGLs) fractionation, transportation, marketing and trading.

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

     ACCOUNTING FOR HEDGES AND COMMODITY TRADING ACTIVITIES - All derivatives are recorded in the Consolidated Balance Sheets at their fair value as Unrealized Gains or Unrealized Losses on Trading and Hedging Transactions, as appropriate. On the date the swaps, futures or option contracts are entered into, the Company designates the derivative as either held for trading (trading instruments), a hedge of a recognized asset, liability or firm commitment (fair value hedges), a hedge of a forecasted transaction or future cash flows (cash flow hedges) or as a normal purchase or sale contract.

     The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. The Company currently excludes the time value of the options when assessing hedge effectiveness.

     Commodity Trading - Prior to the settlement of any derivative contract held for trading purposes, a favorable or unfavorable price movement is reported as Natural Gas and Petroleum Products Purchases in the Consolidated Statements of Income. An offsetting amount is recorded in the Consolidated Balance Sheets as Unrealized Gains or Unrealized Losses on Trading and Hedging Transactions. When a contract to sell energy is physically settled, the fair value entries are reversed and the gross amount invoiced to the customer is included as Sales of Natural Gas and Petroleum Products in the Consolidated Statements of Income. Similarly, when a contract to purchase energy is physically settled, the purchase price is included as Natural Gas and Petroleum Products Purchases in the Consolidated Statements of Income. If a contract is not physically settled, the unrealized gain or unrealized loss in the Consolidated Balance Sheets is reclassified to a receivable or payable account.

     Commodity Fair Value Hedges - Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, and of the underlying physical transaction are included in the Consolidated Statements of Income as Sales of Natural Gas and Petroleum Products and Natural Gas and Petroleum Products Purchases, as appropriate, with an offsetting amount recorded gross in the Consolidated Balance Sheets as Unrealized Gains or Unrealized Losses on Trading and Hedging Transactions. Changes in the fair value of the physical portion of a fair value hedge (i.e., the hedged item) are recorded in the Consolidated Statements of Income in the same accounts as the changes in the fair value of the derivative, with offsetting amounts in the Consolidated Balance Sheets as Other Current Assets, Other Noncurrent Assets, Other Current Liabilities, or Other Long Term Liabilities, as appropriate.

     Commodity Cash Flow Hedges - The effective portion of the change in fair value of the derivative instrument is included in Other Comprehensive Income
(OCI) until earnings are affected by the hedged item. Hedge results are removed from OCI and recorded in the Consolidated Statements of Income in the same accounts as the item being hedged. The Company discontinues hedge accounting prospectively when it is determined that the derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged transaction will occur. When hedge accounting is discontinued, the derivative will continue to be carried on the balance sheet at its fair value with subsequent changes in its fair value recognized in current period earnings. Gains and losses related to discontinued hedges that were accumulated in OCI will remain in OCI until earnings are affected by the hedged item, unless it is no longer probable that the hedged transaction will occur. Under these circumstances, gains and losses that were accumulated in OCI will be recognized in current period earnings.

     Interest Rate Fair Value Hedges - The Company enters into interest rate swaps to convert some of its fixed-rate long-term debt to floating-rate long-term debt. Hedged items in fair value hedges are marked to market with the respective derivative instruments. Accordingly, the Company's hedged fixed-rate debt is carried at fair value. All components of each derivative gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

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

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative effect adjustment of $0.4 million as a reduction in earnings and a cumulative-effect adjustment increasing OCI and member's equity by $6.6 million. For the nine months ended September 30, 2001, the Company reclassified to earnings $14.4 million of losses from OCI for derivatives included in the transition adjustment that have settled. The amounts reclassified out of OCI will be different from the amounts included in the transition adjustment due to market price changes between January 1, 2001 and when the hedge transactions settled.

     In June 2001, the FASB cleared Issue C10, "Scope Exceptions: Can Option Contracts and Forward Contracts with Optionality Features Qualify for the Normal Purchases and Normal Sales Exception." C10 states that normal purchases and normal sales exception applies only to contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period, in the normal course of business. Therefore, purchased option contracts (including net purchased options) and written option contracts (including net written options) that would require delivery of the related asset at an established price under the contract only if exercised are not eligible to qualify for the normal purchases and normal sales exception. The Company does not believe that the adoption of C10 will have a significant impact on its consolidated results of operations, cash flows or financial position.

     NEW ACCOUNTING STANDARDS - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

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

     The Company expects that the adoption of SFAS No. 142 will have an impact on future financial statements due to the discontinuation of goodwill amortization expense. For the nine months ended September 30, 2001 amortization expense for goodwill was $22.1 million. The Company is conducting an impairment assessment at levels defined in the new standard and currently does not have an estimate of the impact on its consolidated results of operation, cash flows, or financial position.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. The Company is currently assessing but has not yet determined the impact of SFAS No. 143 on its consolidated results of operations, cash flows or financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new rules supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

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

     CORPORATE ECONOMIC RISKS - From time to time, the Company will enter into debt arrangements that are exposed to market risks related to changes in interest rates. The Company periodically utilizes interest rate lock agreements and interest rate swaps to hedge interest rate risk associated with new debt issuances. The Company's primary goals include (1) maintaining an appropriate ratio of fixed-rate debt to total debt for the Company's debt rating; (2) reducing volatility of earnings resulting from interest rate fluctuations; and (3) locking in attractive interest rates based on historical averages.

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

     COMMODITY FAIR VALUE HEDGES - The Company utilizes fair value hedges to hedge exposure to changes in the fair value of an asset or a liability (or an identified portion thereof) that is attributable to price risk. The Company hedges producer price locks (fixed price gas purchases) and market locks (fixed price gas sales) to reduce the Company's exposure to fixed price risk via swapping out the fixed price risk for a floating price position (NYMEX or index based).

     For the nine months ended September 30, 2001, the Company did not recognize material gains or losses representing the ineffective portion of its fair value hedges. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. The Company did not have any firm commitments that no longer qualified as fair value hedge items and therefore did not recognize an associated gain or loss.

     COMMODITY CASH FLOW HEDGES - The Company uses cash flow hedges, as specifically defined by SFAS No. 133, to reduce the potential negative impact that commodity price changes could have on the Company's earnings, and its ability to adequately plan for cash needed for debt service, dividends, and capital expenditures. The Company's primary corporate hedging goals include (1) maintaining minimum cash flows to fund debt service, dividends, production replacement and maintenance capital projects; (2) avoiding disruption of the Company's growth capital and value creation process; and (3) retaining a high percentage of potential upside relating to price increases of natural gas liquids.

     The Company utilizes natural gas, crude oil and NGL futures, over-the-counter swap agreements and options to hedge the impact of market fluctuations in the price of natural gas liquids and other energy-related products. For the nine months ended September 30, 2001, the Company recognized a net loss of $6.8 million of which a $2.3 million gain represented the total ineffectiveness of all cash flow hedges and a $9.1 million loss represented the total derivative settlements. The time value of the options, a recognized $5.1 million gain for the period ended September 30, 2001, was excluded in the assessment of hedge effectiveness. The time value of the options is included in Sales of Natural Gas and Petroleum Products in the Consolidated Statements of Income. No derivative gains or losses were reclassified from OCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring.

     Gains and losses on derivative contracts that are reclassified from accumulated OCI to current period earnings are included in the line item in which the hedged item is recorded. As of September 30, 2001, $16.7 million of the deferred net gains on derivative instruments accumulated in OCI are expected to be reclassified as earnings during the next twelve months as the hedge transactions occur. The maximum term over which the Company is hedging its exposure to the variability of future cash flows is 24 months.

     INTEREST RATE FAIR VALUE HEDGE - In October 2001, the Company entered an interest rate swap to hedge the fixed interest rate of $250.0 million of debt securities that were issued in August 2000. The interest rate fair value hedge is at a floating rate based on 6-month LIBOR rates.

4.   ACQUISITION

     On May 1, 2001, the Company acquired the outstanding shares of Canadian Midstream Services, Ltd. (CMSL) for a total purchase price of approximately $162.0 million. The purchase price included the assumption of debt of approximately $49.3 million. The acquisition was accounted for under the purchase method of accounting, and the assets and liabilities and results of operations of CMSL have been consolidated in the Company's financial statements since the date of purchase. Revenues and net income for the nine months ended September 30, 2001 on a pro forma basis would have increased $7.8 million and $1.4 million respectively, if the acquisition of CMSL had occurred on January 1, 2001. The purchase price has not yet been fully allocated to the individual assets and liabilities acquired. No goodwill has been recorded as a result of the preliminary allocation.

     On April 30, 2001, the Company acquired in a purchase transaction, Gas Supply Resources, Inc. (GSRI), a propane wholesaler located in the Northeast, for approximately $40.0 million. The pro forma impact of the acquisition on the Company's results of operations was not material.

     On July 10, 2001, the Company acquired additional interests in Mobile Bay Processing Partners, Gulf Coast NGL Pipeline, L.L.C. and Dauphin Island Gathering Partners from MCNIC Energy Enterprise Inc. ("MCNIC") for approximately $67.4 million. As a result of these acquisitions, the Company has controlling interests in each of the affiliates, and the assets and liabilities and results of operations of the three affiliates have been consolidated in the Company's financial statements since the date of the purchases. The pro forma impact of the acquisition on the Company's results of operations was not material.

5.   FINANCING

     CREDIT FACILITY WITH FINANCIAL INSTITUTIONS - On March 30, 2001, the Company entered into a new credit facility (the "New Facility"). The New Facility replaces the credit facility that matured on March 30, 2001. The New Facility is used to support the Company's commercial paper program and for working capital and other general corporate purposes. The New Facility matures on March 29, 2002, however, any outstanding loans under the New Facility at maturity may, at the Company's option, be converted to a one-year term loan. The New Facility is a $675.0 million revolving credit facility, of which $150.0 million can be used for letters of credit. The New Facility requires the Company to maintain at all times a debt to total capitalization ratio of less than or equal to 53%. The New Facility bears interest at a rate equal to, at the Company's option and based on the Company's current debt rating, either (1) LIBOR plus 0.75% per year or (2) the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus 0.50% per year. At September 30, 2001, the Company has a $45 million letter of credit issued and outstanding against the New Facility, and there were no outstanding borrowings against the New Facility.

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

     On November 9, 2001, the Company issued $300.0 million of senior unsecured notes. The notes mature and become due and payable on November 15, 2006, and are not subject to any sinking fund provisions. The notes bear interest at 5.75%, payable semiannually. The notes are redeemable at the option of the Company. The Company used the proceeds from the issuance of the notes to repay short-term debt.

6.   COMMITMENTS AND CONTINGENT LIABILITIES

     LITIGATION - In December 1998, Williams Field Services ("Williams") sued Union Pacific Resources Company ("UPRC") and certain affiliates of the Company in Carbon County, Wyoming District Court to enforce its rights under a preferential purchase right. Williams is majority owner and operator of the Echo Springs Gas Plant and Wamsutter Gathering System in which the Company acquired an interest from UPRC (the "Acquired Assets"). Williams' suit claims that they believe a change of control of the corporate entity that held the UPRC interest in the Acquired Assets occurred at the time of the merger between the Company and UPRC and triggered Williams' preferential purchase right. On November 22, 1999, the District Court granted UPRC and the Company's motion for summary judgment. Williams appealed this decision on March 23, 2000 to the Wyoming Supreme Court and on June 20, 2001, the Wyoming Supreme Court reversed the District Court's summary judgment ruling and ordered that a summary judgement be entered for Williams. A request for rehearing was denied. At this time, the Company is evaluating its alternatives and the impact, if any, this decision will have on the Company. The Company has signed a non-binding letter of intent with Williams to settle all issues associated with this matter. The settlement contemplates the exchange of the Acquired Assets for certain assets of Williams in the Texas Panhandle and Western Oklahoma areas.

     ENVIRONMENTAL - On June 13, 2001, the Company received two administrative Compliance Orders from the New Mexico Environment Department (NMED) seeking civil penalties for primarily historic air permit matters. One order alleges specific permit non-compliance at eleven facilities that occurred periodically between 1996 and 1999. Allegations under this order relate primarily to emissions from certain compressor engines in excess of what were then new operating permit limits. The other order alleges numerous unexcused excursions from an hourly permit limit arising from upset events at the Company's Dagger Draw facility's sulfur recovery unit between 1997 and 2001. NMED applied its civil penalty policy to the alleged violations and calculated the penalties to be $10.4 million in the aggregate. NMED has initiated settlement discussions and offered to resolve these matters for an amount lower than the calculated penalties. The Company is continuing its discussions with NMED and anticipates that it will resolve all issues relating to the alleged violations.

     On September 12, 2001, the Company received a Proposed Agreed Order from the Texas Natural Resource Conservation Commission to settle allegations reflected in a June 2001 notice from the agency relating to the Company's Port Arthur natural gas processing plant. The Proposed Agreed Order seeks penalties of $278,000 for various items of alleged-noncompliance relating to the facility's air permit and state air regulations, including valve monitoring and repair requirements under 40 CFR 60, subpart KKK. The Company is discussing settlement terms with the agency.

     The Company has resolved its issues with the Colorado Air Pollution Control Division, first disclosed in the Company's last Form 10-K, regarding various asserted non-compliance issues arising from agency inspections of the Company's Colorado facilities in 2000 and 1999, and arising from compliance issues disclosed to the agency pursuant to permit requirements or voluntarily disclosed to the agency in 2000. These items relate to various specific and detailed terms of the Title V Operating Permits at seven gas plants and two compressor stations in Colorado, including, for example, record keeping requirements, parametric monitoring requirements, delayed filings, and operations inconsistent with throughput limits on particular pieces of equipment. In October 2001, the Company entered into a Compliance Order and Consent which requires the Company to pay a penalty of $97,000 and undertake supplemental environmental projects totaling $388,000.

     In addition to the litigation and environmental matters discussed above, from time to time, the Company is named as a party in legal and other proceedings arising in the ordinary course of business. The Company believes it has meritorious defenses to all of these proceedings and will vigorously defend against them. Based on the Company's evaluation of pending matters and after consideration of reserves established, the Company believes that resolution of these proceedings will not have a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company.

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

                                                               FOR THE THREE                      FOR THE NINE
                                                               MONTHS ENDED                       MONTHS ENDED
                                                               SEPTEMBER 30,                      SEPTEMBER 30,
                                                        ----------------------------      ----------------------------
                                                           2001              2000             2001             2000
                                                        -----------      -----------      -----------      -----------
                                                                                 (IN THOUSANDS)
Operating revenues:
   Natural gas ....................................     $ 1,416,038      $ 2,074,644      $ 5,371,286      $ 4,649,651
   NGLs ...........................................         686,154          828,858        3,781,084        2,447,725
   Intersegment(a) ................................        (421,065)        (351,507)      (1,554,846)        (921,810)
                                                        -----------      -----------      -----------      -----------
      Total operating revenues ....................     $ 1,681,127      $ 2,551,995      $ 7,597,524      $ 6,175,566
                                                        ===========      ===========      ===========      ===========
Margin:
   Natural gas ....................................     $   305,107      $   338,670      $   980,214      $   809,751
   NGLs ...........................................          12,760           12,330           41,446           49,783
                                                        -----------      -----------      -----------      -----------
      Total margin ................................     $   317,867      $   351,000      $ 1,021,660      $   859,534
                                                        ===========      ===========      ===========      ===========
Other operating costs:
   Natural gas ....................................     $    94,064      $    92,677      $   270,365      $   232,193
   NGLs ...........................................           2,464              753            4,711            1,928
   Corporate ......................................          34,070           42,245           99,517          112,221
                                                        -----------      -----------      -----------      -----------
      Total other operating costs .................     $   130,598      $   135,675      $   374,593      $   346,342
                                                        ===========      ===========      ===========      ===========
Equity in earnings of unconsolidated affiliates:
   Natural Gas ....................................     $     5,765      $     3,675      $    21,887      $    17,563
   NGLs ...........................................             779              633              737            1,452
                                                        -----------      -----------      -----------      -----------
      Total equity in earnings of unconsolidated
         affiliates ...............................     $     6,544      $     4,308      $    22,624      $    19,015
                                                        ===========      ===========      ===========      ===========
EBITDA(b):
   Natural gas ....................................     $   216,808      $   249,668      $   731,736      $   595,121
   NGLs ...........................................          11,075           12,210           37,472           49,307
   Corporate ......................................         (34,070)         (42,245)         (99,517)        (112,221)
                                                        -----------      -----------      -----------      -----------
      Total EBITDA ................................     $   193,813      $   219,633      $   669,691      $   532,207
                                                        ===========      ===========      ===========      ===========
Depreciation and amortization:
   Natural gas ....................................     $    69,056      $    58,690      $   197,265      $   156,357
   NGLs ...........................................           2,402            3,133            6,780            9,245
   Corporate ......................................           1,139            1,001            3,269            2,581
                                                        -----------      -----------      -----------      -----------
      Total depreciation and amortization .........     $    72,597      $    62,824      $   207,314      $   168,183
                                                        ===========      ===========      ===========      ===========
EBIT(b):
   Natural gas ....................................     $   147,752      $   190,978      $   534,471      $   438,764
   NGLs ...........................................           8,673            9,077           30,692           40,062
   Corporate ......................................         (35,209)         (43,246)        (102,786)        (114,802)
                                                        -----------      -----------      -----------      -----------
      Total EBIT ..................................     $   121,216      $   156,809      $   462,377      $   364,024
                                                        ===========      ===========      ===========      ===========

Corporate interest expense ........................     $    42,455      $    46,343      $   124,847      $   106,194
                                                        ===========      ===========      ===========      ===========
Income before income taxes:
   Natural gas ....................................     $   147,752      $   190,978      $   534,471      $   438,764
   NGLs ...........................................           8,673            9,077           30,692           40,062
   Corporate ......................................         (77,664)         (89,589)        (227,633)        (220,996)
                                                        -----------      -----------      -----------      -----------
      Total income before income taxes ............     $    78,761      $   110,466      $   337,530      $   257,830
                                                        ===========      ===========      ===========      ===========

                                                               FOR THE THREE                      FOR THE NINE
                                                               MONTHS ENDED                       MONTHS ENDED
                                                               SEPTEMBER 30,                      SEPTEMBER 30,
                                                        ----------------------------      ----------------------------
                                                           2001              2000             2001             2000
                                                        -----------      -----------      -----------      -----------
                                                                                 (IN THOUSANDS)
Acquisitions and other capital expenditures:
   Natural gas ....................................     $   133,991      $    43,509      $   423,844      $   248,697
   NGLs ...........................................              --              657            7,584            6,487
   Corporate ......................................           5,357            5,670           16,615            8,921
                                                        -----------      -----------      -----------      -----------
      Total acquisitions and other
         capital expenditures .....................     $   139,348      $    49,836      $   448,043      $   264,105
                                                        ===========      ===========      ===========      ===========

                                             AS OF
                                  ---------------------------
                                  SEPTEMBER 30,  DECEMBER 31,
                                      2001           2000
                                  -------------  ------------
                                        (IN THOUSANDS)
Total assets:
   Natural gas ...............     $5,310,557     $4,896,542
   NGLs ......................        349,785        219,282
   Corporate(c) ..............        928,954      1,054,274
                                   ----------     ----------
           Total assets ......     $6,589,296     $6,170,098
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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION DETAILS THE MATERIAL FACTORS THAT AFFECTED OUR HISTORICAL FINANCIAL CONDITION AND RESULTS OF OPERATIONS DURING THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000. THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

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

     EFFECTS OF COMMODITY PRICES

     During the nine months ended September 30, 2001, the weighted average NGL price (based on index prices from the Mont Belvieu and Conway market hubs that are weighted by our component and location mix) was approximately $.49 per gallon. Historically, NGL prices have generally followed changes in crude oil prices. However, during the first quarter of 2001, NGL prices departed from this trend and followed the sharp increase in natural gas prices. Despite the impact of the natural gas price spike experienced during the first quarter, we expect that NGL prices will generally follow changes in crude oil prices, which we believe will in large part be determined by the level of production from major crude oil exporting countries and the demand generated by growth in the world economy. We also believe that should the recent rise in natural gas prices be sustained, certain NGL component prices will generally remain higher than historical levels. In contrast, we believe that future natural gas prices will be influenced by supply deliverability, the severity of winter weather and the level of U.S. economic growth. We believe that weather will be the strongest determinant of near-term natural gas prices. Price increases in crude oil, NGLs and natural gas have continued to spur increased natural gas drilling activity. For example, the number of active drilling rigs in North America has increased by approximately 14 % from approximately 1,325 in September 2000 to approximately 1,510 in September 2001. This drilling activity increase is expected to have a positive effect on natural gas volumes gathered and processed in the near term.

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

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

     OPERATING REVENUES. Operating revenues decreased $870.9 million, or 34%, from $2,552.0 million for the third quarter 2000 to $1,681.1 million for the same period in 2001. Operating revenues from the sale of natural gas and petroleum products accounted for $1,598.4 million of the total and $902.8 million of the decrease. NGL production during the third quarter decreased 4,200 barrels per day, or 1%, from 417,000 barrels per day in 2000 to 412,800 barrels per day in 2001.

     Commodity prices were the main factor contributing to lower revenues during the third quarter. Weighted average NGL prices, based on our component product mix, were approximately $.16 per gallon lower and natural gas prices were approximately $1.39 per million British thermal units (Btus) lower for the third quarter of 2001. These price decreases yielded average prices of $.39 per gallon and $2.88 per million Btus, respectively, as compared with $.55 per gallon and $4.27 per million Btus for the third quarter of 2000. Revenues associated with gathering, transportation, storage, processing fees and other increased $31.9 million, or 63%, from $50.8 million for the third quarter 2000 to $82.7 million for the same period in 2001. This increase was mainly the result of the December 31, 2000 purchase of the Guadalupe Pipeline System, increased fee based processing and storage activities and the May 1, 2001 purchase of Canadian Midstream Services, Ltd. A $14.1 million hedging gain in the third quarter of 2001 partially offset operating revenue decreases. See "--Quantitative and Qualitative Disclosure About Market Risks."

     COSTS AND EXPENSES. Costs of natural gas and petroleum products decreased $837.7 million, or 38%, from $2,201.0 million for the third quarter 2000 to $1,363.3 million for the same period in 2001. This decrease was primarily due to the interaction of our natural gas and NGL purchase contracts with lower commodity prices.

     Operating and maintenance expenses increased $4.7 million, or 5%, from $92.6 million for the third quarter of 2000 to $97.3 million for the same period in 2001. General and administrative expenses decreased $8.9 million, or 21%, from $42.2 million for the third quarter of 2000 to $33.3 million for the same period in 2001. The net overall decrease was primarily the result of cost reduction efforts, plant consolidation, decreased centralized service charges from our parents and lower bonus accruals, offset to a degree by increases from partnerships accounted for under the equity method prior to the acquisition of additional interests discussed below.

     Depreciation and amortization increased $9.8 million from $62.8 million for the third quarter of 2000 to $72.6 million for the same period in 2001. This increase was due to the purchase of additional interests in certain offshore partnership properties from MCNIC. This purchase resulted in increasing our respective interests in three partnerships to greater than 50% requiring us to consolidate 100% of the partnership activity. Other increases are due to the Guadalupe Pipeline System, Canadian Midstream Services, Ltd, and GSRI acquisitions, and continued capital expenditures for well connections and facility maintenance.

     EQUITY IN EARNINGS. Equity in earnings of unconsolidated affiliates increased $2.2 million, or 51%, from $4.3 million for the third quarter of 2000 to $6.5 million for the same period in 2001. This increase was due primarily to increased earnings associated with the general partnership interest in TEPPCO, offset by the consolidation of the partnerships associated with the MCNIC transaction.

     INTEREST. Interest expense decreased $3.8 million, or 8%, from $46.3 million for the third quarter 2000 to $42.5 million for the same period in 2001. This decrease was primarily due to lower average outstanding debt and lower average interest rates

     INCOME TAXES. At March 31, 2000, the Predecessor Company converted to a limited liability company which is a pass-through entity for income tax purposes. As a result, substantially all of the Predecessor Company's existing net deferred tax liability of $327.0 million was eliminated and a corresponding income tax benefit was recorded. Ongoing tax expenses relate to various state, local and foreign taxes that are not significant.

     NET INCOME. Net income decreased $35.5 million from $114.3 million for the third quarter 2000 to $78.8 million for the same period in 2001. This decrease was primarily the result of lower commodity prices offset by increased equity earnings from TEPPCO, cost reduction efforts, and increased fee based services.

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

     EBITDA for the natural gas gathering, processing, transportation and storage segment decreased $32.9 million from $249.7 million for the third quarter 2000 to $216.8 million for the same period in 2001. This decrease was primarily the result of lower earnings resulting from the interaction of our gas purchase contracts with higher commodity prices. Cost reduction initiatives and decreased centralized service charges from our parents partially offset this decrease and contributed $8.1 million to EBITDA during the third quarter of 2001.

     EBITDA for the NGL's fractionation, transportation, marketing and trading segment decreased $1.1 million from $12.2 million for the third quarter 2000 to $11.1 million for the same period in 2001 due primarily to lower margins associated with NGL trading, and the disposition of two NGL pipelines effective January 1, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

     OPERATING REVENUES. Operating revenues increased $1,421.9 million, or 23%, from $6,175.6 million for the nine months ended September 30, 2000 to $7,597.5 million for the same period in 2001. Operating revenues from the sale of natural gas and petroleum products accounted for $7,395.3 million of the total and $1,364.3 million of the increase. Of this increase, approximately $1,064.1 million was related to the addition of the Phillips' midstream natural gas business to our operations in the Combination on March 31, 2000. NGL production during the nine months ended September 30, 2001 increased 47,000 barrels per day, or 13%, from 349,900 barrels per day in 2000 to 396,900 barrels per day in 2001. The primary cause of this increase was the addition of Phillips' midstream natural gas business, offset by reduced recoveries at certain facilities resulting from tightened fractionation spreads driven by high natural gas prices during the first six months of 2001.

     Higher natural gas prices also contributed to higher revenues. Natural gas prices were approximately $1.46 per million British thermal units (Btus) higher for the nine months ended September 30, 2001. Lower weighted average NGL prices, based on our component product mix, partially offset this increase and were approximately $.02 per gallon lower for the same period. These price changes yielded average prices of $.49 per gallon and $4.88 per million Btus, respectively, as compared with $.51 per gallon and $3.42 per million Btus for the same period in 2000. Revenues associated with gathering, transportation, storage, processing fees and other increased $57.6 million, or 40%, from $144.6 million for the nine months ended September 30, 2000 to $202.2 million for the same period in 2001, mainly as a result of the Combination and increased fee based activities associated with acquisitions and processing arrangements. A $1.7 million hedging loss during the nine months ended September 30, 2001 partially offset operating revenue increases. See "--Quantitative and Qualitative Disclosure About Market Risks."

     COSTS AND EXPENSES. Costs of natural gas and petroleum products increased $1,259.9 million, or 24%, from $5,316.0 million for the nine months ended September 30, 2000 to $6,575.9 million for the same period in 2001. This increase was due to the addition of the Phillips' midstream natural gas business in the Combination (approximately $881.4) and the interaction of our natural gas and NGL purchase contracts with higher natural gas prices.

     Operating and maintenance expenses increased $43.8 million, or 19%, from $233.0 million for the nine months ended September 30, 2000 to $276.8 million for the same period in 2001. Of this increase, approximately $35.6 million was related to the addition of the Phillips' midstream natural gas business. General and administrative expenses decreased $13.5 million, or 12%, from $112.2 million for the nine months ended September 30, 2000 to $98.7 million for the same period in 2001. This decrease was primarily the result of cost savings initiatives and decreased centralized service charges from our parents, partially offset by increased activity resulting from the addition of the Phillips' midstream natural gas business in the Combination.

     Depreciation and amortization increased $39.1 million, or 23%, from $168.2 million for the nine months ended September 30, 2000 to $207.3 million for the same period in 2001. Of this increase, $21.8 million was due to the addition of the Phillips' midstream natural gas business in the Combination. The remainder was due to acquisitions, ongoing capital expenditures for well connections and facility maintenance/enhancements.

     EQUITY IN EARNINGS. Equity in earnings of unconsolidated affiliates increased $3.6 million, or 19%, from $19.0 million for the nine months ended September 30, 2000 to $22.6 million for the same period in 2001. This increase was due to higher earnings from our general partnership interest in TEPPCO, partially offset by the combination of the divestiture of certain joint venture
(JV) interests in the Conoco/Mitchell transaction, divestiture of the Westana JV and reduced earnings from consolidating the partnership activity of Mobile Bay Processing Partners, Gulf Coast NGL Pipeline, L.L.C. and Dauphin Island Gathering Partners.

     INTEREST. Interest expense increased $18.6 million, or 18%, from $106.2 million for the nine months ended September 30, 2000 to $124.8 million for the same period in 2001. This increase was primarily the result of issuance of commercial paper and the subsequent debt offerings.

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

     NET INCOME. Net income decreased $231.5 million from $568.4 million for the nine months ended September 30, 2000 to $336.9 million for the same period in 2001. This decrease was the result of the elimination of the predecessor Company's net deferred tax liability of $310.6 million in 2000, offset by a $79.7 million increase resulting from the addition of the Phillips' midstream natural gas business in the Combination, cost savings and other acquisitions.

     EBITDA for the natural gas gathering, processing, transportation and storage segment increased $136.6 million from $595.1 million for the nine months ended September 30, 2000 to $731.7 million for the same period in 2001. Of this increase, approximately $152.3 million was due to the addition of the Phillips' midstream natural gas business in the Combination. Additional increases were attributable to the Conoco/Mitchell transaction, other acquisitions and the acquisition of the general partnership interest in TEPPCO as of March 31, 2000. The increases were offset by approximately $43.8 million due to a $1.46 per million Btu increase in natural gas prices, approximately $29.2 million due to a $.02 per gallon decrease in average NGL prices and hedging losses of $1.7 million.

     EBITDA for the NGL's fractionation, transportation, marketing and trading segment decreased $11.8 million from $49.3 million for the nine months ended September 30, 2000 to $37.5 million for the same period in 2001 due primarily to lower first quarter margins associated with NGL trading, and the disposition of two NGL pipelines effective January 1, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     CREDIT FACILITY WITH FINANCIAL INSTITUTIONS

     On March 30, 2001, we entered into a new credit facility (the "New Facility"). The New Facility replaces the credit facility that matured on March 30, 2001. The New Facility is used to support the Company's commercial paper program and for working capital and other general corporate purposes. The New Facility matures on March 29, 2002, however, any outstanding loans under the New Facility at maturity may, at the Company's option, be converted to a one-year term loan. The New Facility is a $675.0 million revolving credit facility, of which $150.0 million can be used for letters of credit. The New Facility requires the Company to maintain at all times a debt to total capitalization ratio of less than or equal to 53%. The New Facility bears interest at a rate equal to, at the Company's option and based on the Company's current debt rating, either (1) LIBOR plus 0.75% per year or (2) the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus 0.50% per year. At September 30, 2001, there were no borrowings against the New Facility.

     On February 2, 2001, the Company issued $250.0 million in debt securities. The notes mature and become due and payable on February 1, 2011, and are not subject to any sinking fund provisions. The notes bear interest at 6 7/8%, payable semiannually. The notes are redeemable at the option of the Company. The Company used the proceeds from the issuance of the notes to repay short term debt.

     On November 9, 2001, the Company issued $300.0 million of senior unsecured notes. The notes mature and become due and payable on November 15, 2006, and are not subject to any sinking fund provisions. The notes bear interest at 5.75%, payable semiannually. The notes are redeemable at the option of the Company. The Company used the proceeds from the issuance of the notes to repay short-term debt.

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

     CAPITAL EXPENDITURES

     Our capital expenditures consist of expenditures for acquisitions and construction of additional gathering systems, processing plants, fractionators and other facilities and infrastructure in addition to well connections and refurbishment of our existing facilities. For the nine months ended September 30, 2001, we spent approximately $448 million on capital expenditures. On April 30, 2001, the Company acquired in a purchase transaction, Gas Supply Resources, Inc. (GSRI), a propane wholesaler located in the Northeast, for approximately $40.0 million. On May 1, 2001, the Company acquired the outstanding shares of Canadian Midstream Services, Ltd. (CMSL) for a total purchase price of approximately $162.0 million. The purchase price included the assumption of debt of approximately $49.3 million. On July 10, 2001, the Company acquired additional interests in Mobile Bay Processing Partners, Gulf Coast NGL Pipeline, L.L.C. and Dauphin Island Gathering Partners for approximately $67.4 million.

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

     CASH FLOWS

     Net cash provided by operating activities for the nine months ended September 30, 2001 decreased to $336.4 million, from net cash from operating activities of $611.9 million for the same period in 2000, primarily due to lower earnings as a result of commodity prices, and funding working capital requirements with increases in short-term debt. Net cash used in investing activities was $396.6 million for the nine months ended September 30, 2001 compared to $241.6 million for the same period in 2000. The acquisition of Canadian Midstream Services, Ltd. and ongoing system development and maintenance in 2001 were the primary uses of the invested cash. The net cash used in investing activities was financed through operating activities and proceeds from the issuance of short term debt. Net cash flows provided by financing activities was $62.6 million for the nine months ended September 30, 2001 compared to net cash used in financing activities of $369.4 million for the same period in 2000. Tax related distributions to parents and repayment of the Company's short term debt were the primary uses of this cash, offset by issuance of $250.0 million of 6 7/8% Senior Unsecured Notes due 2011 in February 2001.

NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

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

     We expect that the adoption of SFAS No. 142 will have an impact on future financial statements due to the discontinuation of goodwill amortization expense. For the nine months ended September 30, 2001 amortization expense for goodwill was $22.1 million. We are conducting an impairment assessment at levels defined by the new standard and currently do not have an estimate of the impact on our consolidated results of operation, cash flows, or financial position.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. The Company is currently assessing but has not yet determined the impact of SFAS No. 143 on its consolidated results of operations, cash flows or financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new rules supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

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

     COMMODITY PRICE RISK

     We are subject to significant risks due to fluctuations in commodity prices, primarily with respect to the prices of NGLs that we own as a result of our processing activities. Based upon the Company's portfolio of supply contracts, without giving effect to hedging activities that would reduce the impact of commodity price decreases, a decrease of $.01 per gallon in the price of NGLs and $.10 per million Btus in the average price of natural gas would result in changes in annual pre-tax net income of approximately $(25.0) million and $4.0 million, respectively. After considering the effects of commodity hedge positions in place at September 30, 2001, it is estimated that if NGL prices average $.01 per gallon less in the next twelve months pre-tax net income would decrease $20.0 million. Conversely, it is estimated that if NGL prices average $.01 per gallon more in the next twelve months pre-tax net income would increase $20.0 million.

     INTEREST RATE RISK

     As of September 30, 2001, we had approximately $447.1 million outstanding under a commercial paper program and no outstanding bank borrowings. As a result, we are exposed to market risks related to changes in interest rates. We manage our interest rate exposure using a mix of fixed and floating interest rate debt by entering into interest-rate swaps. In October 2001, we entered into an interest-rate swap to hedge the fixed interest rate of $250.0 million of debt securities. The interest rate fair value hedge is at a floating rate based on 6-month LIBOR rates. An increase of .5% in interest rates would result in an increase in annual interest expense of approximately $2.2 million.

     FOREIGN CURRENCY RISK

     Our primary foreign currency exchange rate exposure at September 30, 2001 was the Canadian dollar. Foreign currency risk associated with this exposure was not material.

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

     None.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     DUKE ENERGY FIELD SERVICES, LLC

November 13, 2001                    /s/ John E. Jackson
                                     -------------------------------------
                                     John E. Jackson
                                     Vice President and Chief Financial Officer
                                     (On Behalf of the Registrant and as
                                     Principal Financial and Accounting Officer)