Form 10-Q
period 2002-03-31
DUKE ENERGY FIELD SERVICES LLC
filed 2002-05-15
CIK 1119811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2002	Commission File Number 0-31095

DUKE ENERGY FIELD SERVICES, LLC
(Exact name of registrant as specified in its charter)

Delaware	76-0632293
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

370 17th Street, Suite 900
Denver, Colorado 80202
(Address of principal executive offices)
(Zip Code)

303-595-3331
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [   ]

DUKE ENERGY FIELD SERVICES, LLC
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

     Our reports, filings and other public announcements may from time to time contain statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as “may,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “potential,” “plan,” “forecast” and other similar words.

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

•	our ability to access the debt and equity markets, which will depend on general market conditions and our credit ratings for our debt obligations;

•	our use of derivative financial instruments to hedge commodity and interest rate risks;

•	the level of creditworthiness of counterparties to transactions;

•	changes in laws and regulations, particularly with regard to taxes, safety and protection of the environment or the increased regulation of the gathering and processing industry;

i

•	the timing and extent of changes in commodity prices, interest rates and demand for our services;

•	weather and other natural phenomena;

•	industry changes, including the impact of consolidations, and changes in competition;

•	our ability to obtain required approvals for construction or modernization of gathering and processing facilities, and the timing of production from such facilities, which are dependent on the issuance by federal, state and municipal governments, or agencies thereof, of building, environmental and other permits, the availability of specialized contractors and work force and prices of and demand for products; and

•	the effect of accounting policies issued periodically by accounting standard-setting bodies.

     In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DUKE ENERGY FIELD SERVICES, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands)

	THREE MONTHS ENDED,
	MARCH 31,

	2002	2001

OPERATING REVENUES:
Sales of natural gas and petroleum products	$1,175,524	$2,381,883
Sales of natural gas and petroleum products—affiliates	308,836	940,299
Transportation, storage and processing	69,577	57,890

Total operating revenues	1,553,937	3,380,072

COSTS AND EXPENSES:
Purchases of natural gas and petroleum products	1,204,684	2,699,236
Purchases of natural gas and petroleum products—affiliates	100,649	313,263
Operating and maintenance	107,960	89,491
Depreciation and amortization	73,759	66,856
General and administrative	36,696	28,217
General and administrative—affiliates	2,461	4,189
Net loss (gain) on sale of assets	5,188	(868)

Total costs and expenses	1,531,397	3,200,384

OPERATING INCOME	22,540	179,688
EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	6,070	5,176
INTEREST EXPENSE	43,309	42,017

(LOSS) INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(14,699)	142,847
INCOME TAX EXPENSE	2,301	58

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(17,000)	142,789
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	(411)

NET (LOSS) INCOME	(17,000)	142,378
DIVIDENDS ON PREFERRED MEMBERS’ INTEREST	7,125	7,125

(DEFICIT) EARNINGS AVAILABLE FOR MEMBERS’ INTEREST	$(24,125)	$135,253

See Notes to Consolidated Financial Statements.

DUKE ENERGY FIELD SERVICES, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In Thousands)

	THREE MONTHS ENDED,
	MARCH 31,

	2002	2001

NET (LOSS) INCOME	$(17,000)	$142,378
OTHER COMPREHENSIVE (LOSS) INCOME:
Cumulative effect of change in accounting principle	—	6,626
Foreign currency translation adjustment	(2,344)	(912)
Net unrealized losses on cash flow hedges	(57,100)	(18,202)
Reclassification into earnings	(18,534)	16,994

Total other comprehensive (loss) income	(77,978)	4,506

TOTAL COMPREHENSIVE (LOSS) INCOME	$(94,978)	$146,884

See Notes to Consolidated Financial Statements.

DUKE ENERGY FIELD SERVICES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	THREE MONTHS ENDED,
	MARCH 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(17,000)	$142,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,759	66,856
Deferred income taxes	(520)	—
Change in fair value of derivative instruments	6,509	(11,197)
Equity in earnings of unconsolidated affiliates	(6,070)	(5,176)
Net loss (gain) on sale of assets	5,188	(868)
Change in operating assets and liabilities (net of effects of acquisitions) which provided (used) cash:
Accounts receivable	(26,782)	89,884
Accounts receivable—affiliates	194,256	(97,851)
Inventories	10,663	46,695
Net unrealized mark-to-market and hedging transactions	46,564	(2,249)
Other current assets	2,852	1,836
Other noncurrent assets	(590)	(12,692)
Accounts payable	(148,780)	108,781
Accounts payable—affiliates	(12,244)	(10,170)
Accrued interest payable	(31,757)	(30,230)
Other current liabilities	1,848	(26,310)
Other long term liabilities	(1,962)	(5,589)

Net cash provided by operating activities	95,934	254,098

CASH FLOWS FROM INVESTING ACTIVITIES:
Other capital expenditures	(106,785)	(63,118)
Investment expenditures	(3,463)	(1,114)
Investment distributions	12,488	16,024
Proceeds from sales of assets	—	18,551

Net cash used in investing activities	(97,760)	(29,657)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to members	(45,672)	(127,561)
Proceeds from issuing debt	—	250,000
Short term debt—net	43,580	(346,410)

Net cash used in financing activities	(2,092)	(223,971)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	2,344	912

NET (DECREASE) INCREASE IN CASH	(1,574)	1,382
CASH, BEGINNING OF PERIOD	4,906	1,553

CASH, END OF PERIOD	$3,332	$2,935

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION — Cash paid for interest (net of amounts capitalized)	$76,357	$71,131

See Notes to Consolidated Financial Statements.

DUKE ENERGY FIELD SERVICES, LLC
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	MARCH 31,	DECEMBER 31,
	2002	2001

ASSETS
CURRENT ASSETS:
Cash	$3,332	$4,906
Accounts receivable:
Customers, net	575,769	520,118
Affiliates	36,265	230,521
Other	107,941	136,810
Inventories	72,272	82,935
Unrealized gains on trading and hedging transactions	90,301	180,809
Other	7,358	9,060

Total current assets	893,238	1,165,159

PROPERTY, PLANT AND EQUIPMENT, NET	4,726,854	4,711,960
INVESTMENT IN AFFILIATES	138,315	132,252
INTANGIBLE ASSETS:
Natural gas liquids sales and purchases contracts, net	91,010	94,019
Goodwill, net	421,176	421,176

Total intangible assets	512,186	515,195

UNREALIZED GAINS ON TRADING AND HEDGING TRANSACTIONS	14,051	19,095
OTHER NONCURRENT ASSETS	87,138	86,548

TOTAL ASSETS	$6,371,782	$6,630,209

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable:
Trade	$492,895	$620,094
Affiliates	13,376	25,620
Other	55,333	76,914
Short term debt	256,535	212,955
Unrealized losses on trading and hedging transactions	108,723	84,811
Accrued interest payable	25,660	57,417
Accrued taxes other than income	11,524	24,646
Distributions payable to members	17,490	45,672
Other	117,664	102,694

Total current liabilities	1,099,200	1,250,823

DEFERRED INCOME TAXES	14,566	14,362
LONG TERM DEBT	2,232,876	2,235,034
UNREALIZED LOSSES ON TRADING AND HEDGING TRANSACTIONS	41,820	25,188
OTHER LONG TERM LIABILITIES	13,883	15,845
MINORITY INTERESTS	135,989	135,915
PREFERRED MEMBERS’ INTEREST	300,000	300,000
COMMITMENTS AND CONTINGENT LIABILITIES MEMBERS’ EQUITY:
Members’ interest	1,709,290	1,709,290
Retained earnings	854,091	895,707
Accumulated other comprehensive (loss) income	(29,933)	48,045

Total members’ equity	2,533,448	2,653,042

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$6,371,782	$6,630,209

See Notes to Consolidated Financial Statements.

DUKE ENERGY FIELD SERVICES, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

     Duke Energy Field Services, LLC (with its consolidated subsidiaries, “the Company” or “Field Services LLC”) operates in the midstream natural gas gathering, processing, marketing and natural gas liquids industries. The Company operates in the two principal segments of the midstream natural gas industry of (1) natural gas gathering, processing, transportation, marketing and storage; and (2) natural gas liquids (“NGLs”) fractionation, transportation, marketing and trading.

2. Accounting Policies

     Consolidation — The Consolidated Financial Statements include the accounts of the Company and all majority-owned subsidiaries, after eliminating significant intercompany transactions and balances. Investments in 20% to 50% owned affiliates are accounted for using the equity method. Investments greater than 50% are consolidated unless the Company does not operate these investments and as a result does not have the ability to exercise control. These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods.

     Accounting for Hedges and Commodity Trading Activities — All derivatives are recorded in the Consolidated Balance Sheets at their fair value as Unrealized Gains or Unrealized Losses on Trading and Hedging Transactions. On the date that swaps or option contracts are entered into, the Company designates the derivative as either held for trading (trading instruments); as a hedge of a recognized asset, liability or firm commitment (fair value hedges); as a hedge of a forecasted transaction or future cash flows (cash flow hedges); or leaves the derivative undesignated and marks it to market.

     For hedge contracts, the Company formally assesses, both at the hedge contracts inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in fair values or cash flows of hedged items. The Company currently excludes the time value of the options when assessing hedge effectiveness.

     When available, quoted market prices or prices obtained through external sources are used to verify a contract’s fair value. For contracts with a delivery location or duration for which quoted market prices are not available, fair value is determined based on pricing models developed primarily from historical and expected correlations with quoted market prices.

     Values are adjusted to reflect the potential impact of liquidating the positions held in an orderly manner over a reasonable time period under current conditions. Changes in market price and management estimates directly affect the estimated fair value of these contracts. Accordingly, it is reasonably possible that such estimates may change in the near term.

     Commodity Trading — A favorable or unfavorable price movement of any derivative contract held for trading purposes is reported as Purchases of Natural Gas and Petroleum Products in the Consolidated Statements of Operations. An offsetting amount is recorded in the Consolidated Balance Sheets as Unrealized Gains or Unrealized Losses on Trading and Hedging Transactions. When a contract to sell is physically settled, the fair value entries are reversed and the gross amount invoiced to the customer is included as Sales of Natural Gas and Petroleum Products in the Consolidated Statements of Operations. Similarly, when a contract to purchase is physically settled, the purchase price is included as Purchases of Natural Gas and Petroleum Products in the Consolidated Statements of Operations. If a contract is not physically settled, the unrealized gain or unrealized loss in the Consolidated Balance

Sheets is reclassified to a receivable or payable account. For income statement purposes, financial settlement has no net operating income presentation effect on the Consolidated Statements of Operations.

     Commodity Cash Flow Hedges — The effective portion of the change in fair value of a derivative designated and qualified as a cash flow hedge are included in the Consolidated Statements of Comprehensive (Loss) Income as Other Comprehensive (Loss) Income (“OCI”) until earnings are affected by the hedged item. Settlement amounts of cash flow hedges are removed from OCI and recorded in the Consolidated Statements of Operations in the same accounts as the item being hedged. The Company discontinues hedge accounting prospectively when it is determined that the derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged transaction will occur. When hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, the derivative continues to be carried on the Consolidated Balance Sheets at its fair value, with subsequent changes in its fair value recognized in current-period earnings. Gains and losses related to discontinued hedges that were previously accumulated in OCI will remain in OCI until earnings are affected by the hedged item, unless it is no longer probable that the hedged transaction will occur, in which case, the gains and losses that were accumulated in OCI will be immediately recognized in current-period earnings.

     Commodity Fair Value Hedges — Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge are included in the Consolidated Statements of Operations as Sales of Natural Gas and Petroleum Products and Purchases of Natural Gas and Petroleum Products, as appropriate. Changes in the fair value of the physical portion of a fair value hedge (i.e., the hedged item) are recorded in the Consolidated Statements of Operations in the same accounts as the changes in the fair value of the derivative, with offsetting amounts in the Consolidated Balance Sheets as Other Current Assets, Other Noncurrent Assets, Other Current Liabilities, or Other Long Term Liabilities, as appropriate.

     Interest Rate Fair Value Hedges — The Company enters into interest rate swaps to convert some of its fixed-rate long term debt to floating-rate long term debt. Hedged items in fair value hedges are marked to market with the respective derivative instruments. Accordingly, the Company’s hedged fixed-rate debt is carried at fair value. The terms of the outstanding swap match those of the associated debt which permits the assumption of no ineffectiveness, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As such, for the life of the swap no ineffectiveness will be recognized.

     Income Taxes — The Company is required to make quarterly distributions to Duke Energy Corporation (“Duke Energy”) and Phillips Petroleum Company (“Phillips”) based on allocated taxable income. The distributions are based on the highest taxable income allocated to either member, with the other member receiving a proportionate amount to maintain the ownership capital accounts at 69.7% for Duke Energy and 30.3% for Phillips.

     New Accounting Standards — The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts are subject to a fair-value-based annual impairment assessment. The Company did not recognize any impairments due to the implementation of SFAS No. 142. The standard also requires certain identifiable intangible assets to be recognized separately and amortized as appropriate. No such intangibles have been identified by the Company at transition.

     The following table shows what net income would have been if amortization related to goodwill that is no longer being amortized had been excluded from prior periods.

	For The Three
	Months Ended
	March 31,

	2002	2001

	(In Thousands)
Reported net (loss) income	$(17,000)	$142,378
Add: Goodwill amortization	—	1,492

Adjusted net (loss) income	$(17,000)	$143,870

The changes in the carrying amount of goodwill for the three months ended March 31, 2002 and March 31, 2001 are as follows:

Goodwill (In Thousands)

	Balance	Acquired		Balance
	December 31, 2001	Goodwill	Other	March 31, 2002

Natural gas gathering, processing, transportation, marketing and storage	$394,054	$—	$—	$394,054
NGL fractionation, transportation, marketing and trading	27,122	—	—	27,122

Total consolidated	$421,176	$—	$—	$421,176

	Balance	Acquired		Balance
	December 31, 2000	Goodwill	Other	March 31, 2001

Natural gas gathering, processing, transportation, marketing and storage	$376,195	$—	$(1,492)	$374,703
NGL fractionation, transportation, marketing and trading	—	—	—	—

Total consolidated	$376,195	$—	$(1,492)	$374,703

     The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. The new rules supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The new rules retain many of the fundamental recognition and measurement provisions of SFAS No. 121, but significantly change the criteria for classifying an asset as held-for-sale. The impact of adopting SFAS No. 144 was not material to the Company.

     Reclassifications — Certain prior period amounts have been reclassified in the Consolidated Financial Statements and Note 6 to conform to the current presentation.

3. Derivative Instruments, Hedging Activities and Credit Risk

     Commodity price risk — The Company’s principal operations of gathering, processing, transportation and storage of natural gas, and the accompanying operations of fractionation, transportation, trading and marketing of NGLs create commodity price risk exposure due to market fluctuations in commodity prices, primarily with respect to the prices of NGLs and natural gas. As an owner and operator of natural gas processing and other midstream assets, the Company has an inherent exposure to market variables and commodity price risk. The amount and type of price risk is dependent on the underlying natural gas contracts entered in to purchase and process natural gas feedstock. Risk is also dependent on the types and mechanisms for sales of natural gas and natural gas liquid products produced, processed, transported or stored.

     Energy trading (market) risk — Certain of the Company’s subsidiaries are engaged in the business of trading energy related products and services including managing purchase and sales portfolios, storage contracts and facilities, and transportation commitments for products. These energy trading operations are exposed to market variables and commodity price risk with respect to these products and services, and may enter into physical contracts and financial instruments with the objective of realizing a positive margin from the purchase and sale of commodity-based instruments.

     Corporate economic risks — The Company enters into debt arrangements that are exposed to market risks related to changes in interest rates. The Company periodically uses interest rate lock agreements and interest rate swaps to hedge interest rate risk associated with new debt issuances. The Company’s primary goals include (1) maintaining an appropriate ratio of fixed-rate debt to total debt for the Company’s debt rating; (2) reducing volatility of earnings resulting from interest rate fluctuations; and (3) locking in attractive interest rates based on historical rates.

     Counterparty risks — The Company sells NGLs to a variety of customers ranging from large, multi-national petrochemical and refining companies to small regional retail propane distributors. Substantially all of the Company’s NGL sales are made at market-based prices, including approximately 40% of NGL production that is committed to Phillips and Chevron Phillips Chemical LLC, under a contract with a primary term that expires on January 1, 2015 . This concentration of credit risk may affect the Company’s overall credit risk in that these customers may be similarly affected by changes in economic, regulatory or other factors. On all transactions where the Company is exposed to credit risk, the Company analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis. The corporate credit policy prescribes the use of master collateral agreements to mitigate credit exposure. The collateral agreements provide for a counterparty to post cash or letters of credit for exposure in excess of the established threshold. The threshold amount represents an open credit limit, determined in accordance with the corporate credit policy. The collateral agreements also provide that the inability to post collateral is sufficient cause to terminate a contract and liquidate all positions.

     Physical forward contracts and financial derivatives are generally cash settled at the expiration of the contract term. However, these transactions are generally subject to margin agreements with the majority of our counterparties.

     Commodity cash flow hedges — The Company uses cash flow hedges, as specifically defined by SFAS No. 133, to reduce the potential negative impact that commodity price changes could have on the Company’s earnings, and its ability to adequately plan for cash needed for debt service, dividends, capital expenditures and tax distributions. The Company’s primary corporate hedging goals include (1) maintaining minimum cash flows to fund debt service, dividends, production replacement, maintenance capital projects and tax distributions; (2) avoiding disruption of the Company’s growth capital and value creation process; and (3) retaining a high percentage of potential upside relating to price increases of NGLs.

     The Company uses natural gas, crude oil and NGL swaps and options to hedge the impact of market fluctuations in the price of natural gas liquids and other energy-related products. For the three months ended March 31, 2002, the Company recognized a net gain of $7.4 million, of which a $5.9 million loss represented the total ineffectiveness of all cash flow hedges and an $18.5 million gain represented the total derivative settlements. The time value of the options, a recognized $5.2 million loss for the three months ended March 31, 2002, was excluded in the assessment of hedge effectiveness. The time value of the options is included in Sales of Natural Gas and Petroleum Products in the Consolidated Statements of Operations. No derivative gains or losses were reclassified from OCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

     Gains and losses on derivative contracts that are reclassified from accumulated OCI to current period earnings are included in the line item in which the hedged item is recorded. As of March 31, 2002, $15.8 million of the deferred net losses on derivative instruments accumulated in OCI are expected to be reclassified as earnings during the next 12 months as the hedge transactions occur; however, due to the volatility of the commodities markets, the corresponding value in OCI is subject to change prior to its reclassification into earnings. The maximum term over which the Company is hedging its exposure to the variability of future cash flows is three years.

     Commodity fair value hedges — The Company uses fair value hedges to hedge exposure to changes in the fair value of an asset or a liability (or an identified portion thereof) that is attributable to price risk. The Company hedges producer price locks (fixed price gas purchases) and market locks (fixed price gas sales) to reduce the Company’s exposure to fixed price risk via swapping out the fixed price risk for a floating price position (New York Mercantile Exchange or index based).

     For the three months ended March 31, 2002, the gains or losses representing the ineffective portion of the Company’s fair value hedges were not material. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. The Company did not have any firm commitments that no longer qualified as fair value hedge items and therefore, did not recognize an associated gain or loss.

     Interest rate fair value hedge — In October 2001, the Company entered an interest rate swap to convert the fixed interest rate of $250.0 million of debt securities that were issued in August 2000 to floating rate debt. The interest rate fair value hedge is at a floating rate based on a six-month London Interbank Offered Rate (“LIBOR”), which is re-priced semiannually through 2005. The swap meets conditions which permit the assumption of no ineffectiveness, as defined by SFAS 133. As such, for the life of the swap no ineffectiveness will be recognized. As of March 31, 2002, the fair value of the interest rate swap of ($7.4) million was included in the Consolidated Balance Sheets as Unrealized Gains or Losses on Trading and Hedging Transactions with an offset to the underlying debt included in Long Term Debt.

     Commodity Derivatives — Trading — The trading of energy related products and services exposes the Company to the fluctuations in the market values of traded instruments. The Company manages its traded instrument portfolio with strict policies which limit exposure to market risk and require daily reporting to management of potential financial exposure. These policies include statistical risk tolerance limits using historical price movements to calculate a daily earnings at risk measurement.

4. Financing

     Credit Facility with Financial Institutions — On March 29, 2002, the Company entered into a new credit facility (the “New Facility”). The New Facility replaces the credit facility that matured on March 29, 2002. The New Facility is used to support the Company’s commercial paper program and for working capital and other general corporate purposes. The New Facility matures on March 28, 2003, however, any outstanding loans under the New Facility at maturity may, at the Company’s option, be converted to a one-year term loan. The New Facility is a $650.0 million revolving credit facility, of which $150.0 million can be used for letters of credit. The New Facility requires the Company to maintain at all times a debt to total capitalization ratio of less than or equal to 53%. The New Facility bears interest at a rate equal to, at the Company’s option and based on the Company’s current debt rating, either (1) LIBOR plus 0.75% per year or (2) the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus 0.50% per year. At March 31, 2002, there were no borrowings against the New Facility.

     At March 31, 2002 the Company had a $30.0 million outstanding Irrevocable Standby Letter of Credit expiring March 31, 2003.

     At March 31, 2002 the Company was the guarantor of approximately $25.6 million of debt associated with an unconsolidated subsidiary. Assets of the unconsolidated subsidiary are pledged as collateral for the debt.

5. Commitments and Contingent Liabilities

     Litigation — The midstream natural gas industry has seen a number of class action lawsuits involving royalty disputes, mismeasurement and mispayment allegations. Although the industry has seen these types of cases before, they were typically brought by a single plaintiff or small group of plaintiffs. A number of these cases are now being brought as class actions. The Company and its subsidiaries are currently named as defendants in some of these cases. Management believes the Company and its subsidiaries have meritorious defenses to these cases, and therefore will continue to defend them vigorously. However, these class actions can be costly and time consuming to defend.

     Management believes that the final disposition of these proceedings will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

6. Business Segments

     The Company operates in two principal business segments as follows: (1) natural gas gathering, processing, transportation, marketing and storage, and (2) NGL fractionation, transportation, marketing and trading. These segments are monitored separately by management for performance against its internal forecast and are consistent with the Company’s internal financial reporting. These segments have been identified based on the differing products and services, regulatory environment and the expertise required for these operations. Margin, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and earnings before interest and taxes (“EBIT”) are the performance measures used by management to monitor the business of each segment. The accounting policies for the segments are the same as those described in Note 2. Foreign operations are not material and are therefore not separately identified.

     The following table sets forth the Company’s segment information.

	For The Three
	Months Ended
	March 31,

	2002	2001

	(In Thousands)
Operating revenues:
Natural gas	$904,917	$2,743,413
NGLs	926,873	1,227,830
Intersegment (a)	(277,853)	(591,171)

Total operating revenues	$1,553,937	$3,380,072

Margin:
Natural gas	$232,549	$355,757
NGLs	16,055	11,816

Total margin	$248,604	$367,573

Other operating costs:
Natural gas	$110,747	$87,750
NGLs	2,401	873
Corporate	39,157	32,406

Total other operating costs	$152,305	$121,029

Equity in earnings of unconsolidated affiliates:
Natural Gas	$5,649	$4,688
NGLs	421	488

Total equity in earnings of unconsolidated affiliates	$6,070	$5,176

EBITDA (b):
Natural gas	$127,451	$272,695
NGLs	14,075	11,431
Corporate	(39,157)	(32,406)

Total EBITDA	$102,369	$251,720

Depreciation and amortization:
Natural gas	$69,187	$63,481
NGLs	3,318	2,295
Corporate	1,254	1,080

Total depreciation and amortization	$73,759	$66,856

	For The Three
	Months Ended
	March 31,

	2002	2001

	(In Thousands)
EBIT (b): Natural gas	$58,264	$209,214
NGLs	10,757	9,136
Corporate	(40,411)	(33,486)

Total EBIT	$28,610	$184,864

Corporate interest expense	$43,309	$42,017

(Loss) income before income taxes:
Natural gas	$58,264	$209,214
NGLs	10,757	9,136
Corporate	(83,720)	(75,503)

Total (loss) income before income taxes	$(14,699)	$142,847

Capital Expenditures:
Natural gas	$103,010	$60,885
NGLs	179	540
Corporate	3,596	1,693

Total capital expenditures	$106,785	$63,118

	As Of

	March 31,	December 31,
	2002	2001

	(In Thousands)
Total assets:
Natural gas	$5,333,867	$5,326,889
NGLs	229,208	258,177
Corporate (c)	808,707	1,045,143

Total assets	$6,371,782	$6,630,209

(a)	Intersegment sales represent sales of NGLs from the natural gas segment to the NGLs segment at either index prices or weighted average prices of NGLs. Both measures of intersegment sales are effectively based on current economic market conditions.

(b)	EBITDA consists of income from continuing operations before interest expense, income tax expense, and depreciation and amortization expense. EBIT is equal to EBITDA less depreciation and amortization. These measures are not a measurement presented in accordance with generally accepted accounting principles and should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability or liquidity. The measures are included as a supplemental disclosure because it may provide useful information regarding the Company’s ability to service debt and to fund capital expenditures. However, not all EBITDA or EBIT may be available to service debt.

(c)	Includes items such as unallocated working capital, intercompany accounts and other assets.

7. Subsequent Event

     In April 2002 the Company filed a shelf registration statement increasing its ability to issue securities to $500.0 million. The shelf registration statement provides for the issuance of senior notes, subordinated notes and trust preferred securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion details the material factors that affected our historical financial condition and results of operations during the three months ended March 31, 2002 and 2001. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report.

Overview

     We operate in the two principal business segments of the midstream natural gas industry:

•	natural gas gathering, processing, transportation and storage, from which we generate revenues primarily by providing services such as compression, treating and gathering, processing, local fractionation, transportation of residue gas, storage and marketing;

•	natural gas liquids (“NGLs”) fractionation, transportation, marketing and trading, from which we generate revenues from transportation fees, market center fractionation and the marketing and trading of NGLs.

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

Effects of Commodity Prices

     The Company is exposed to commodity prices as a result of being paid for certain services in the form of commodities rather than cash. For gathering services, the Company receives fees from producers to bring natural gas from the well head to the processing plant. For processing services, the Company either receives fees or commodities as payment for these services, depending on the type of contract. Under a percentage-of-proceeds contract type, the Company is paid for its services by keeping a percentage of both the NGLs produced and the residue gas resulting from processing the natural gas. Under a keep-whole contract, the Company keeps all or a portion of the NGLs produced, but returns the equivalent British thermal unit (“Btu”) content of the gas back to the producer. Based on the Company’s current contract mix, the Company has a net long NGL position and is sensitive to changes in NGL prices. The Company also has a net short residue gas position, however the short residue gas position is less significant than the long NGL position.

     During 2001 and the first quarter of 2002, approximately 75% of our gross margin was generated by commodity sensitive arrangements and approximately 25% of our gross margin was generated by fee-based arrangements. The commodity exposure is actively managed by the Company as discussed below.

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

     The depressed NGL and natural gas price environment experienced in 1998 prevailed during the first quarter of 1999. However, during the last three quarters of 1999, NGL prices increased sharply as major crude oil exporting countries agreed to maintain crude oil production at predetermined levels and world demand for crude oil and NGLs increased. The lower crude oil and natural gas prices in 1998 and early 1999 caused a significant reduction in the exploration activities of United States producers, which in turn had a significant negative effect on natural gas volumes gathered and processed in 1999. Due to reduced supply and strong demand, natural gas and NGL prices increased throughout 2000 along with renewed strength in drilling activity.

     The slowing economy combined with an increase in supply availability resulting from increased drilling levels drove declines in both crude oil and natural gas prices during the final two quarters of 2001. The dramatic decline in NGL prices is attributed to the drop in crude oil prices in addition to a decline in the correlation between NGL prices and crude oil.

     During the last two quarters of 2001 and first quarter of 2002, the relationship or correlation between crude oil value and NGL prices remained depressed. We generally expect NGL prices to follow changes in crude oil prices over the long term, which we believe will in large part be determined by the level of production from major crude oil exporting countries and the demand generated by growth in the world economy.

     In contrast, we believe that future natural gas prices will be influenced by supply deliverability, the severity of winter weather and the level of United States economic growth. We believe that weather will be the strongest determinant of near term natural gas prices. The price increases in crude oil, NGLs and natural gas experienced during 2000 and the first two quarters of 2001 spurred increased natural gas drilling activity. For example, the average number of active drilling rigs in North America increased by approximately 19% from 1,263 in 2000 to 1,497 in 2001. The decline in commodity prices over the final two quarters of 2001 and first quarter of 2002 negatively effected drilling activity as the average number of active rigs in North America declined to 1,136 during the first quarter of 2002. We expect that continued pressure from reduced commodity prices on drilling will negatively impact North American drilling activity in the short term. We expect lower drilling levels over a sustained period will have a negative effect on natural gas volumes gathered and processed.

     To better address the risks associated with volatile commodity prices, the Company employs a comprehensive commodity price risk management program. We closely monitor the risks associated with these commodity price changes on our future operations and, where appropriate, use various commodity instruments such as natural gas, crude oil and NGL contracts to hedge the value of our assets and operations from such price risks. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” Our first quarter 2001 and 2002 results of operations include a hedging loss of $14.6 million and gain of $7.4 million, respectively. The hedging loss observed in the first quarter of 2001 relates to hedges placed during periods of increasing prices. The slight gain recognized in the first quarter of 2002 is the result of hedging gains achieved as a result of a sharp decline in commodity prices during the third and fourth quarters of 2001 continuing through the first quarter of 2002.

Results of Operations

	Three Months Ended,
	March 31,

	2002	2001

Operating revenues:
Sales of natural gas and petroleum products	$1,484,360	$3,322,182
Transportation, storage and processing	69,577	57,890

Total operating revenues	1,553,937	3,380,072
Purchases of natural gas and petroleum Products	1,305,333	3,012,499

Gross margin	248,604	367,573
Equity earnings of unconsolidated affiliates	6,070	5,176

Total gross margin and equity earnings of Unconsolidated affiliates(1)	$254,674	$372,749

(1)	Gross margin and equity in earnings (“Gross Margin”) consists of income from continuing operations before operating and general and administrative expense, interest expense, income tax expense, and depreciation and amortization expense plus equity earnings of unconsolidated affiliates. Gross margin as defined is not a measurement presented in accordance with generally accepted accounting principles. You should not consider this measure in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as an isolated measure of our profitability or liquidity. Gross margin is included as a supplemental disclosure because it may provide useful information regarding the impact of key drivers such as commodity prices and supply contract mix on the Company’s earnings.

Three months ended March 31, 2002 compared with three months ended March 31, 2001

     Gross Margin. Gross Margin decreased $118.0 million, or 32% from $372.7 million in the first quarter of 2001 to $254.7 million in 2002. This decrease was primarily the result of lower NGL prices of approximately $165.0 million (net of hedging) due to a $.29 per gallon decrease in average NGL prices. These decreases were partially offset by approximately $36.0 million due to a $4.77 per million British thermal unit (“Btu”) decrease in natural gas prices. These price changes yielded average prices of $.31 per gallon of NGLs and $2.32 per million Btus of natural gas, respectively, as compared with $.60 per gallon and $7.09 per million Btus during the same period 2001.

     Partially offsetting the decrease associated with commodity prices were increases of approximately $15.3 million attributable to the combination of our acquisitions of Canadian Midstream, northeast propane terminal and marketing assets, and additional interests in three Offshore Gulf of Mexico partnerships.

     Gross margin associated with the natural gas gathering, processing, transportation and storage segment decreased $122.2 million, or 34%, from $360.4 million to $238.2 million, mainly as a result of the lower NGL prices. Commodity sensitive processing arrangements accounted for approximately $130.0 million (net of hedging) of this decrease due mainly to the $.29 per gallon decrease in average NGL prices. This reduction was the result of the interaction of commodity prices and our gas supply arrangements.

     NGL production during the first quarter of 2002 increased 17,500 barrels per day, or 5%, from 371,100 barrels per day to 388,600 barrels per day, and natural gas transported and/or processed increased 0.2 trillion Btus per day, or 2%, from 8.2 trillion Btus per day to 8.4 trillion Btus per day. The primary cause of the increase in NGL production was the increase in keep-whole processing activity due to more profitable processing margins in 2002.

     Costs and Expenses. Operating and maintenance expenses increased $18.5 million, or 21%, from $89.5 million in the first quarter of 2001 to $108.0 million in the same period of 2002. This increase is primarily the result of acquisitions and expanded business activity. General and administrative expenses increased $6.8 million, or 21%, from $32.4 million in the first quarter of 2001 to $39.2 million in the same period of 2002. This increase is primarily the result of increased allocated cost from Duke Energy due to increased service levels.

     Depreciation and amortization increased $6.9 million, or 10%, from $66.9 million in the first quarter of 2001 to $73.8 million in the same period of 2002. This increase was due primarily to acquisitions, ongoing capital expenditures for well connections and facility maintenance and enhancements.

     Interest. Interest expense increased $1.3 million, or 3%, from $42.0 million in the first quarter of 2001 to $43.3 million in the same period of 2002. This increase was primarily the result of higher outstanding debt levels, partially offset by lower interest rates.

     Income Taxes. The Company is structured as a limited liability company, which is a pass-through entity for income tax purposes. First quarter 2002 income tax expense of $2.3 million is mainly the result of other miscellaneous taxes associated tax-paying subsidiaries.

     Net Income. Net income decreased $159.4 million from $142.4 million in the first quarter of 2001 to a loss of $17.0 million in the first quarter of 2002. This decrease was largely the result of decreased NGL prices and increases in operating and general administrative expenses, slightly offset by lower natural gas prices and acquisition activity.

Liquidity and Capital Resources

Operating Cash Flows

     Net cash provided by operating activity decreased $158.2 million in the first quarter of 2002 from the first quarter 2001. The decrease is primarily due to a reduction in net income of $159.4 million. The reduction in net income is largely due to significantly lower NGL prices.

     Price volatility in crude oil, NGLs and natural gas prices have a direct impact on our use and generation of cash from operations.

Investing Cash Flows

     Our capital expenditures consist of expenditures for acquisitions and construction of additional gathering systems, processing plants, fractionators and other facilities and infrastructure in addition to well connections and upgrades to our existing facilities. For the period ended March 31, 2002, we spent approximately $106.8 million on capital expenditures. These capital expenditures were primarily for plant expansions, well connections and plant upgrades.

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

Financing Cash Flows

Bank Financing and Commercial Paper

     In March 2002, we entered into a $650.0 million credit facility (“the Facility”), of which $150.0 million can be used for letters of credit. The Facility is used to support our commercial paper program and for working capital and other general corporate purposes. The Facility matures on March 28, 2003, however, any outstanding loans under the Facility at maturity may, at our option, be converted to a one-year term loan. The Facility requires us to maintain at all times a debt to total capitalization ratio of less than or equal to 53%. The Facility bears interest at a rate equal to, at our option, either (1) the London Interbank Offered Rate (“LIBOR”) plus 0.75% per year or (2) the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus 0.50% per year. At March 31, 2002, there were no borrowings against the Facility.

     At March 31, 2002 we had a $30.0 million outstanding Irrevocable Standby Letter of Credit expiring March 31, 2003.

     At March 31, 2002 we had $256.5 million in outstanding commercial paper, with maturities ranging from one day to 19 days and annual interest rates ranging from 2.10% to 2.20%. At no time did the amount of our outstanding commercial paper exceed the available amount under the Facility. In the future, our debt levels will vary depending on our liquidity needs, capital expenditures and cash flow.

     In April 2002 we filed a shelf registration statement increasing our ability to issue securities to $500.0 million. The shelf registration statement provides for the issuance of senior notes, subordinated notes and trust preferred securities.

     Based on current and anticipated levels of operations, we believe that our cash on hand and cash flow from operations, combined with borrowings available under the commercial paper program and the Facility, will be sufficient to enable us to meet our current and anticipated cash operating requirements and working capital needs for the next year. Actual capital requirements, however, may change, particularly as a result of any acquisitions that we may make. Our ability to meet current and anticipated operating requirements will depend on our future performance.

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

     At March 31, 2002 we were the guarantor of approximately $25.6 million of debt associated with an unconsolidated subsidiary. Assets of the unconsolidated subsidiary are pledged as collateral for the debt.

Item 3. Quantitative and Qualitative Disclosure about Market Risks

Risk and Accounting Policies

     We are exposed to market risks associated with commodity prices, credit exposure, interest rates and foreign currency exchange rates. Management has established comprehensive risk management policies to monitor and manage these market risks. Our Risk Management Committee (“RMC”) oversees risk exposure including fluctuations in commodity prices. The RMC ensures that proper policies and procedures are in place to adequately manage our commodity price risks and is responsible for the overall management of commodity price and other risk exposures.

     Mark-to-Market Accounting (“MTM accounting”) — Under the MTM accounting method, an asset or liability is recognized at fair value and the change in the fair value of that asset or liability is recognized in earnings during the current period. This accounting method has been used by other industries for many years, and in 1998 the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) issued guidance 98-10 that required MTM accounting for energy trading contracts. MTM accounting reports contracts at their “fair value,” (the value a willing third party would pay for the particular contract at the time a valuation is made).

     When available, quoted market prices are used to record a contract’s fair value. However, market values for energy trading contracts may not be readily determinable because the duration of the contracts exceeds the liquid activity in a particular market. If no active trading market exists for a commodity or for a contract’s duration, holders of these contracts must calculate fair value using pricing models or matrix pricing based on contracts with similar terms and risks. This is validated by an internal group independent of the Company’s trading area. Holders of thinly traded securities or investments (mutual funds, for example) use similar techniques to price such holdings. Correlation and volatility are two significant factors used in the computation of fair values. We validate our internally developed fair values by comparing locations/durations that are highly correlated, using forecasted market intelligence and mathematical extrapolation techniques. While we use industry best practices to develop our pricing models, changes in our pricing methodologies or the underlying assumptions could result in significantly different fair values, income recognition and realization in future periods.

     Hedge Accounting — Hedging typically refers to the mechanism that the Company uses to mitigate the impact of volatility associated with price fluctuations. Hedge accounting treatment is used when we contract to buy or sell a commodity such as natural gas at a fixed price for future delivery corresponding with the anticipated physical sale or purchase of natural gas (cash flow hedge). In addition, hedge accounting treatment is used when the Company holds firm commitments or asset positions, and enters into transactions that “hedge” the risk that the price of natural gas may change between the contract’s inception and the physical delivery date of the commodity ultimately affecting the underlying value of the firm commitment or position (fair value hedge). While the majority of our hedging transactions are used to protect the value of future cash flows related to our physical assets, to the extent the hedge is effective, we recognize in earnings the value of the contract when the commodity is purchased or sold, or the hedged transaction occurs or settles.

Commodity Price Risk

     We are exposed to the impact of market fluctuations primarily in the price of NGLs and natural gas that we own as a result of our processing activities. We employ established policies and procedures to manage our risks associated with these market fluctuations using various commodity derivatives, including forward contracts, swaps and options for non-trading activity (primarily hedge strategies). (See Notes 2 and 3 to the Consolidated Financial Statements.)

     Commodity Derivatives — Trading — The risk in the commodity trading portfolio is measured and monitored on a daily basis utilizing a Value-at-Risk model to determine the potential one-day favorable or unfavorable Daily Earnings at Risk (“DER”) as described below. DER is monitored daily in comparison to established thresholds. Other measures are also used to limit and monitor the risk in the commodity trading portfolio (which includes all trading contracts not designated as hedge positions) on a monthly and annual basis. These measures include limits on the nominal size of positions and periodic loss limits.

     DER computations are based on a historical simulation, which uses price movements over a specified period (generally ranging from seven to 14 days) to simulate forward price curves in the energy markets to estimate the potential favorable or unfavorable impact of one day’s price movement on the existing portfolio. The historical simulation emphasizes the most recent market activity, which is considered the most relevant predictor of immediate future market movements for crude oil, NGLs, gas and other energy-related products. DER computations utilize several key assumptions, including 95% confidence level for the resultant price movement and the holding period specified for the calculation. The Company’s DER amounts for commodity derivatives instruments held for trading purposes are shown in the following table.

Daily Earnings at Risk

	Estimated Average	Estimated Average	High One-Day	Low One-Day
	One-Day Impact	One-Day Impact	Impact on EBIT	Impact on EBIT
	on EBIT for the	on EBIT for the	for the three	for the three
	three months ended	three months ended	months ended	months ended
	March 31, 2002	March 31, 2001	March 31, 2002	March 31, 2002

(In millions)
Calculated DER	$2.3	$1.5	$4.8	$1.3

     DER is an estimate based on historical price volatility. Actual volatility can exceed assumed results. DER also assumes a normal distribution of price changes, thus if the actual distribution is not normal, the DER may understate or overstate actual results. DER is used to estimate the risk of the entire portfolio, and for locations that do not have daily trading activity, it may not accurately estimate risk due to limited price information. Stress tests may be employed in addition to DER to measure risk where market data information is limited. In the current DER methodology, options are modeled in a manner equivalent to forward contracts which may understate the risk.

     Our exposure to commodity price risk is influenced by a number of factors, including contract size, length, market liquidity, location and unique or specific contract terms. The following table illustrates the movements in the fair value of our trading instruments during the three months ending March 31, 2002.

Changes in Fair Value of Trading Contracts

(In millions)
Fair value of contracts outstanding at the beginning of the period	$37.4
Contracts realized or otherwise settled during the period	(51.6)
Net mark-to-market changes in fair values	4.7

Fair value of contracts outstanding at the end of the period	$(9.5)

     For the three months ended March 31, 2002, the unrealized net loss recognized in operating income was $46.9 million as compared to a $6.1 million gain for the same period in 2001. The fair value of these contracts is expected to be realized in future periods, as detailed in the following table. The amount of cash ultimately realized for these contracts will differ from the amounts shown in the following table due to factors such as market volatility, counterparty default and other unforeseen events that could impact the amount and/or realization of these values. At March 31, 2002, we held cash or letters of credit of $7.1 million to secure such future performance, and had no amounts deposited with counterparties. Collateral amounts held or posted vary depending on the value of the underlying contracts and cover trading and hedging contracts outstanding. We may be required to return held collateral and post additional collateral should price movements adversely impact the value of open contracts or positions.

     When available, we use observable market prices for valuing our trading instruments. When quoted market prices are not available, we use established guidelines for the valuation of these contracts. We may use a variety of reasonable methods to assist in determining the valuation of a trading instrument, including analogy to reliable quotations of similar trading instruments, pricing models, matrix pricing and other formula-based pricing methods. These methodologies incorporate factors for which published market data may be available. All valuation methods employed by us are approved by an internal corporate risk management organization independent of the trading function and are applied on a consistent basis.

     The following table shows the fair value of our trading portfolio as of March 31, 2002.

	Fair Value of Contracts as of March 31, 2002

				Maturity in
	Maturity in	Maturity in	Maturity in	2005 and
Sources of Fair Value	2002	2003	2004	Thereafter	Total Fair Value

			(In millions)
Prices supported by quoted market prices and other external sources	$4.7	$(3.1)	$(0.4)	$(2.9)	$(1.7)
Prices based on models and other valuation methods	0.2	(4.0)	(4.2)	0.2	(7.8)

Total	$4.9	$(7.1)	$(4.6)	$(2.7)	$(9.5)

     The “prices supported by quoted market prices and other external sources” category includes Duke Energy Field Services’ New York Mercantile Exchange (“NYMEX”) swap positions in natural gas and crude oil. The NYMEX has currently quoted prices for the next 32 months. In addition, this category includes our forward positions and options in natural gas and natural gas basis swaps at points for which over-the-counter (“OTC”) broker quotes are available. On average, OTC quotes for natural gas forwards and swaps extend 22 and 32 months into the future, respectively. OTC quotes for natural gas options extend 12 months into the future, on average. We value these positions against internally developed forward market price curves that are validated and recalibrated against OTC broker quotes. This category also includes “strip” transactions whose prices are obtained from external sources and then modeled to daily or monthly prices as appropriate.

     The “prices based on models and other valuation methods” category includes (i) the value of options not quoted by an exchange or OTC broker, (ii) the value of transactions for which an internally developed price curve was constructed as a result of the long dated nature of the transaction or the illiquidity of the market point, and (iii) the value of structured transactions. It is important to understand that in certain instances structured transactions can be decomposed and modeled by us as simple forwards and options based on prices actively quoted. Although the valuation of the simple structures might not be different from the valuation of contracts in other categories, the effective model price for any given period is a combination of prices from two or more different instruments and therefore have been included in this category due to the complex nature of these transactions.

     Hedging Strategies — We are exposed to market fluctuations in the prices of energy commodities related to natural gas gathering, processing and marketing activities. We closely monitor the risks associated with these commodity price changes on our future operations and, where appropriate, use various commodity instruments such as natural gas, crude oil and NGL contracts to hedge the value of our assets and operations from such price risks. In accordance with SFAS No. 133, our primary use of commodity derivatives is to hedge the output and production of assets we physically own. Contract terms are up to four years, however, since these contracts are designated and qualify as effective hedge positions of future cash flows, or fair values of assets owned by us, to the extent that the hedge relationships are effective, their market value change impacts are not recognized in current earnings. The unrealized gains or losses on these contracts are deferred in OCI or included in Other Current or Noncurrent Assets or Liabilities on the Consolidated Balance Sheets for fair value hedges of firm commitments, in accordance with SFAS No. 133. Amounts deferred in OCI are realized in earnings concurrently with the transaction being hedged. However, in instances where the hedging contract no longer qualifies for hedge accounting, amounts included in OCI through the date of de-designation remain in OCI until the underlying transaction actually occurs. The derivative contract (if continued as an open position) will be marked to market currently through earnings. Several factors influence the effectiveness of a hedge contract, including counterparty credit risk and using contracts with different commodities or unmatched terms. Hedge effectiveness is monitored regularly and measured each month.

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

     The fair value of our qualifying hedge positions at a point in time is not necessarily indicative of the value realized when such contracts settle.

	Contract Value as of March 31, 2002

				Maturity in
	Maturity in	Maturity in	Maturity in	2005 and	Total Fair
Sources of Fair Value	2002	2003	2004	Thereafter	Value

			(In millions)
Quoted market prices	$(15.9)	$(8.5)	$(1.0)	$—	$(25.4)
Prices based on models or other valuation techniques	(2.5)	(1.3)	(3.4)	(4.1)	(11.3)

Total	$(18.4)	$(9.8)	$(4.4)	$(4.1)	$(36.7)

     Based upon our portfolio of supply contracts, without giving effect to hedging activities that would reduce the impact of commodity price decreases, a decrease of $.01 per gallon in the price of NGLs and $.10 per million Btus in the average price of natural gas would result in changes in annual pre-tax net income of approximately ($25.0) million and $5.0 million, respectively. After considering the affects of commodity hedge positions in place at March 31, 2002, it is estimated that if NGL prices average $.01 per gallon less in the next twelve months, pre-tax net income would decrease approximately $15.8 million. Comparatively, the same sensitivity analysis as of March 31, 2001 estimated that pre-tax net income would decrease approximately $19.5 million. The hedge contracts are intended to mitigate the impact that price changes have on our physical positions.

Credit Risk

     We sell NGLs to a variety of customers ranging from large, multi-national petrochemical and refining companies to small regional retail propane distributors. Substantially all of our NGL sales are made at market-based prices, including approximately 40% of NGL production that is committed to Phillips and Chevron Phillips Chemical LLC, under a contract with a primary term that expires on January 1, 2015. This concentration of credit risk may affect our overall credit risk in that these customers may be similarly affected by changes in economic, regulatory or other factors. On all transactions where we are exposed to credit risk, we analyse the counterparties’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of these limits on an ongoing basis. The corporate credit policy prescribes the use of master collateral agreements to mitigate credit exposure. The collateral agreements provide for a counterparty to post cash or letters of credit for exposure in excess of the established threshold. The threshold amount represents an open credit limit, determined in accordance with the corporate credit policy. The collateral agreements also provide that the inability to post collateral is sufficient cause to terminate a contract and liquidate all positions.

     Physical forward contracts and financial derivatives are generally cash settled at the expiration of the contract term. However, these transactions are generally subject to margin agreements with the majority of our counterparties.

Interest Rate Risk

     We enter into debt arrangements that are exposed to market risks related to changes in interest rates. We periodically utilize interest rate lock agreements and interest rate swaps to hedge interest rate risk associated with new debt issuances. Our primary goals include (1) maintaining an appropriate ratio of fixed-rate debt to total debt for the Company’s debt rating; (2) reducing volatility of earnings resulting from interest rate fluctuations; and (3) locking in attractive interest rates based on historical averages. As of March 31, 2002, the fair value of our interest rate swap was a liability of $7.4 million.

     As of March 31, 2002, we had approximately $256.5 million outstanding under a commercial paper program. As a result, we are exposed to market risks related to changes in interest rates. In the future, we intend to manage our interest rate exposure using a mix of fixed and floating interest rate debt. An increase of .5% in interest rates would result in an increase in annual interest expense of approximately $2.5 million.

Foreign Currency Risk

     Our primary foreign currency exchange rate exposure at March 31, 2002 was the Canadian dollar. Foreign currency risk associated with this exposure was not material.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     For information concerning litigation and other contingencies, see Part I. Item 1, Note 5 to the Consolidated Financial Statements, “Commitments and Contingent Liabilities,” of this report and Item 3, “Legal Proceedings,” included in our Form 10-K for December 31, 2001, which are incorporated herein by reference.

     Management believes that the resolution of the matters referred to above will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.01	364-Day Credit Facility among Duke Energy Field Services, LLC, Duke Energy Field Services Corporation, Bank of America, N.A., as Agent and the Lenders named therein, dated March 29, 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE ENERGY FIELD SERVICES, LLC

May 15, 2002

/s/ Rose M. Robeson

Rose M. Robeson Vice President and Chief Financial Officer (On Behalf of the Registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

10.1	364-Day Credit Facility among Duke Energy Field Services, LLC, Duke Energy Field Services Corporation, Bank of America, N.A., as Agent and the Lenders named therein, dated March 29, 2002.