Form 10-Q
period 2002-06-30
DUKE ENERGY FIELD SERVICES LLC
filed 2002-08-14
CIK 1119811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2002	Commission File Number 0-31095

DUKE ENERGY FIELD SERVICES, LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	76-0632293 (IRS Employer Identification No.)

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
Yes No

DUKE ENERGY FIELD SERVICES, LLC
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DUKE ENERGY FIELD SERVICES, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands)

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,

	2002	2001	2002	2001

OPERATING REVENUES:

Sales of natural gas and petroleum products	$1,316,749	$1,892,236	$2,492,273	$4,274,119

Sales of natural gas and petroleum products—affiliates	392,807	582,455	701,643	1,522,754

Transportation, storage and processing	78,030	61,634	147,607	119,524

Total operating revenues	1,787,586	2,536,325	3,341,523	5,916,397

COSTS AND EXPENSES:

Purchases of natural gas and petroleum products	1,421,818	1,994,972	2,626,502	4,694,208

Purchases of natural gas and petroleum products—affiliates	127,322	205,133	227,971	518,396

Operating and maintenance	109,712	90,045	217,672	179,536

Depreciation and amortization	71,286	67,861	145,045	134,717

General and administrative	33,081	30,368	69,777	58,585

General and administrative—affiliates	6,032	2,673	8,493	6,862

Other	1,907	(120)	7,095	(988)

Total costs and expenses	1,771,158	2,390,932	3,302,555	5,591,316

OPERATING INCOME	16,428	145,393	38,968	325,081

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	7,836	10,904	13,906	16,080

INTEREST EXPENSE	(42,295)	(40,375)	(85,604)	(82,392)

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(18,031)	115,922	(32,730)	258,769

INCOME TAX EXPENSE	3,313	280	5,614	338

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(21,344)	115,642	(38,344)	258,431
CUMULATIVE EFFECTIVE OF ACCOUNTING CHANGE	—	—	—	411

NET (LOSS) INCOME	(21,344)	115,642	(38,344)	258,020

DIVIDENDS ON PREFERRED MEMBERS’ INTEREST	7,125	7,125	14,250	14,250

(DEFICIT) EARNINGS AVAILABLE FOR MEMBERS’ INTEREST	$(28,469)	$108,517	$(52,594)	$243,770

See Condensed Notes to Consolidated Financial Statements.

DUKE ENERGY FIELD SERVICES, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In Thousands)

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,

	2002	2001	2002	2001

NET (LOSS) INCOME	$(21,344)	$115,642	$(38,344)	$258,020

OTHER COMPREHENSIVE INCOME (LOSS):

Cumulative effect of change in accounting principle	—	—	—	6,626

Foreign currency translation adjustment	13,451	3,059	11,107	2,147

Net unrealized (losses) gains on cash flow hedges	(4,339)	6,866	(61,439)	(11,336)

Reclassification into earnings	2,542	(2,053)	(15,992)	14,941

Total other comprehensive income (loss)	11,654	7,872	(66,324)	12,378

TOTAL COMPREHENSIVE INCOME (LOSS)	$(9,690)	$123,514	$(104,668)	$270,398

See Condensed Notes to Consolidated Financial Statements.

DUKE ENERGY FIELD SERVICES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended,
	June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income	$(38,344)	$258,020

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Depreciation and amortization	145,045	134,717

Equity in earnings of unconsolidated affiliates	(13,906)	(16,080)

Other	5,511	(1,326)

Change in operating assets and liabilities (net of effects of acquisitions) which provided (used) cash:

Accounts receivable	13,441	615

Accounts receivable—affiliates	114,121	163,184

Inventories	(11,784)	15,274

Net unrealized mark-to-market and hedging transactions	46,103	(25,092)

Other current assets	4,313	2,879

Other noncurrent assets	(1,105)	(14,785)

Accounts payable	(43,712)	(53,227)

Accounts payable—affiliates	(10,737)	(28,537)

Accrued interest payable	(2,890)	5,726

Other current liabilities	15,397	(20,072)

Other long term liabilities	9,256	(4,659)

Net cash provided by operating activities	230,709	416,637

CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for acquisitions	—	(155,603)

Other capital expenditures	(166,393)	(153,092)

Investment expenditures, net of cash acquired	7,620	(1,114)

Investment distributions	24,040	28,538

Proceeds from sales of assets	—	18,852

Net cash used in investing activities	(134,733)	(262,419)

CASH FLOWS FROM FINANCING ACTIVITIES:

Distributions to members	(63,162)	(115,437)

Proceeds from issuing debt	—	248,358

Payment of debt	(152)	(47,556)

Payment of dividends	(14,250)	(14,250)

Debt issuance costs	—	(1,518)

Short term debt—net	(23,930)	(226,428)

Net cash used in financing activities	(101,494)	(156,831)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	2,007	2,147

NET DECREASE IN CASH	(3,511)	(466)

CASH, BEGINNING OF PERIOD	4,906	1,553

CASH, END OF PERIOD	$1,395	$1,087

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION – Cash paid for interest (net of amounts capitalized)	$84,402	$74,085

See Condensed Notes to Consolidated Financial Statements.

DUKE ENERGY FIELD SERVICES, LLC
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	June 30,	December 31,
	2002	2001

ASSETS

CURRENT ASSETS:

Cash	$1,395	$4,906

Accounts receivable:

Customers, net	544,849	520,118

Affiliates	116,400	230,521

Other	89,337	136,810

Inventories	94,719	82,935

Unrealized gains on trading and hedging transactions	76,585	180,809

Other	4,747	9,060

Total current assets	928,032	1,165,159

PROPERTY, PLANT AND EQUIPMENT, NET	4,741,901	4,711,960

INVESTMENT IN AFFILIATES	177,286	132,252

INTANGIBLE ASSETS:

Natural gas liquids sales and purchases contracts, net	88,879	94,019

Goodwill, net	436,230	421,176

Total intangible assets	525,109	515,195

UNREALIZED GAINS ON TRADING AND HEDGING TRANSACTIONS	12,828	19,095

OTHER NONCURRENT ASSETS	88,862	86,548

TOTAL ASSETS	$6,474,018	$6,630,209

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable:

Trade	$607,621	$620,094

Affiliates	14,883	25,620

Other	59,441	76,914

Short term debt	189,025	212,955

Unrealized losses on trading and hedging transactions	83,897	84,811

Accrued interest payable	54,527	57,417

Accrued taxes other than income	22,306	24,646

Distributions payable to members	—	45,672

Other	120,431	102,694

Total current liabilities	1,152,131	1,250,823

DEFERRED INCOME TAXES	11,519	14,362

LONG TERM DEBT	2,242,621	2,235,034

UNREALIZED LOSSES ON TRADING AND HEDGING TRANSACTIONS	32,606	25,188

OTHER LONG TERM LIABILITIES	87,654	15,845

MINORITY INTERESTS	130,855	135,915

PREFERRED MEMBERS’ INTEREST	300,000	300,000

COMMITMENTS AND CONTINGENT LIABILITIES MEMBERS’ EQUITY:

Members’ interest	1,709,290	1,709,290

Retained earnings	825,621	895,707

Accumulated other comprehensive (loss) income	(18,279)	48,045

Total members’ equity	2,516,632	2,653,042

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$6,474,018	$6,630,209

See Condensed Notes to Consolidated Financial Statements.

DUKE ENERGY FIELD SERVICES, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

         Duke Energy Field Services, LLC (with its consolidated subsidiaries, “the Company” or “Field Services LLC”) operates in the two principal segments of the midstream natural gas industry of (1) natural gas gathering, processing, transportation, marketing and storage; and (2) natural gas liquids (“NGLs”) fractionation, transportation, marketing and trading. Duke Energy Corporation (“Duke Energy”) owns 69.7% of the Company’s outstanding member interests and Phillips Petroleum Company (“Phillips”) owns the remaining 30.3%.

2. Accounting Policies

         Consolidation — The Consolidated Financial Statements include the accounts of the Company and all majority-owned subsidiaries, after eliminating significant intercompany transactions and balances. Investments in 20% to 50% owned affiliates are accounted for using the equity method. Investments greater than 50% are consolidated unless the Company does not operate these investments and, as a result, does not have the ability to exercise control. These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods.

         Use of Estimates — Conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Although these estimates are based on management’s best available knowledge of current and expected future events, actual results could be different from those estimates.

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

         For hedge contracts, the Company formally assesses, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in fair values or cash flows of hedged items. The Company excludes time value of the options when assessing hedge effectiveness.

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

         Commodity Trading — A favorable or unfavorable price movement of any derivative contract held for trading purposes is reported as Purchases of Natural Gas and Petroleum Products in the Consolidated Statements of Operations. An offsetting amount is recorded in the Consolidated Balance Sheets as Unrealized Gains or Unrealized Losses on

Trading and Hedging Transactions. When a contract to sell is physically settled, the fair value entries are reversed and the gross amount invoiced to the customer is included as Sales of Natural Gas and Petroleum Products in the Consolidated Statements of Operations. Similarly, when a contract to purchase is physically settled, the purchase price is included as Purchases of Natural Gas and Petroleum Products in the Consolidated Statements of Operations. If a contract is not physically settled, the unrealized gain or unrealized loss in the Consolidated Balance Sheets is reclassified to a receivable or payable account. For income statement purposes, financial settlement has no revenue presentation effect on the Consolidated Statements of Operations.

         Commodity Cash Flow Hedges — The effective portion of the change in fair value of a derivative designated and qualified as a cash flow hedge are included in the Consolidated Statements of Comprehensive Income (Loss) as Other Comprehensive Income (Loss) (“OCI”) until earnings are affected by the hedged item. Settlement amounts of cash flow hedges are removed from OCI and recorded in the Consolidated Statements of Operations in the same accounts as the item being hedged. The Company discontinues hedge accounting prospectively when it is determined that the derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged transaction will occur. When hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, the derivative continues to be carried on the Consolidated Balance Sheets at its fair value, with subsequent changes in its fair value recognized in current-period earnings. Gains and losses related to discontinued hedges that were previously accumulated in OCI will remain in OCI until earnings are affected by the hedged item, unless it is no longer probable that the hedged transaction will occur, in which case, the gains and losses that were accumulated in OCI will be immediately recognized in current-period earnings.

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

         Income Taxes — The Company is required to make quarterly distributions to its members, Duke Energy and Phillips, based on allocated taxable income. The distributions are based on the highest taxable income allocated to either member, with the other member receiving a proportionate amount to maintain the ownership capital accounts at 69.7% for Duke Energy and 30.3% for Phillips.

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

	For the Three		For the six
	Months Ended		Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In Thousands)
Reported net (loss) income	$(21,344)	$115,642	$(38,344)	$258,020

Add: Goodwill amortization	—	5,497	—	10,634

Adjusted net (loss) income	$(21,344)	$121,139	$(38,344)	$268,654

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 and June 30, 2001 are as follows:

Goodwill (In Thousands)

	Balance	Acquired		Balance
	December 31, 2001	Goodwill	Other	June 30, 2002

Natural gas gathering, processing, transportation, marketing and storage	$394,054	$—	$1,636	$395,690

NGL fractionation, transportation, marketing and trading	27,122	—	13,418	40,540

Total consolidated	$421,176	$—	$15,054	$436,230

	Balance	Acquired		Balance
	December 31, 2000	Goodwill	Other	June 30, 2001

Natural gas gathering, processing, transportation, marketing and storage	$376,195	$—	$(10,634)	$365,561

NGL fractionation, transportation, marketing and trading	—	—	—	—

Total consolidated	$376,195	$—	$(10,634)	$365,561

         The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. The new rules supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The new rules retain many of the fundamental recognition and measurement provisions of SFAS No. 121, but significantly change the criteria for classifying an asset as held-for-sale. Adoption of the new standard had no material effect on the Company’s consolidated results of operations or financial position.

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

         SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability is accreted until the obligation is settled.

         The Company is required to adopt the provisions of SFAS No. 143 as of January 1, 2003. To accomplish this, the Company must identify any legal obligations for asset retirement obligations, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and requires gathering market information and developing cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort needed to comply with the adoption of SFAS No. 143, the

Company is currently assessing the new standard but has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

         On June 20, 2002, the FASB’s Emerging Issues Task Force (EITF) reached a partial consensus on Issue No. 02-03, “Recognition and Reporting of Gains and Losses on Energy Trading Contracts under EITF Issues No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” and EITF No. 00-17, “Measuring the Fair Value of Energy-Related Contracts in Applying Issue No. 98-10.” The EITF concluded that, effective for periods ending after July 15, 2002, mark-to-market gains and losses on energy trading contracts (including those to be physically settled) must be shown on a net basis in the Consolidated Statements of Income. Comparative financial statements for prior periods must be reclassified to reflect presentation on a net basis. Also, companies must disclose volumes of physically settled energy trading contracts. The Company is evaluating the impact of this new consensus on the presentation of its Consolidated Statement of Operations, but has not yet determined the impact it will have on total revenues and product purchases. The partial consensus will have no impact on net income.

         In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

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

         Counterparty risks — The Company sells various commodities (i.e. natural gas, NGLs and crude oil) to a variety of customers. The natural gas customers include local utilities, industrial consumers, independent power producers and merchant energy trading organizations. The NGL customers range from large, multi-national petrochemical and refining companies to small regional retail propane distributors. Substantially all of the Company’s NGL sales are made at market-based prices, including approximately 40% of NGL production that is committed to Phillips and Chevron Phillips Chemical LLC, under a contract with a primary term that expires on January 1, 2015. This concentration of credit risk may affect the Company’s overall credit risk in that these customers may be similarly affected by changes in economic, regulatory or other factors. On all transactions where the Company is exposed to credit risk, the Company analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis. The corporate credit policy prescribes the use of master collateral agreements to mitigate credit exposure. The collateral agreements provide for a counterparty to post cash or letters of credit for exposure in excess of the established threshold. The threshold amount represents an open credit limit, determined in accordance with the corporate credit policy. The collateral agreements also provide that the inability to post collateral is sufficient cause to terminate a contract and liquidate all positions.

         Physical forward contracts and financial derivatives are generally cash settled at the expiration of the contract term. However, financial derivatives are generally subject to margin agreements with the majority of our counterparties.

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

         The Company uses natural gas, crude oil and NGL swaps and options to hedge the impact of market fluctuations in the price of NGLs, natural gas and other energy-related products. For the six months ended June 30, 2002, the Company recognized a net loss of $0.9 million, of which a $12.4 million loss represented the total ineffectiveness of all cash flow hedges and an $16.0 million gain represented the total derivative settlements. The time value of options, a recognized $4.5 million loss for the six months ended June 30, 2002, was excluded in the assessment of hedge effectiveness. The time value of options is included in Sales of Natural Gas and Petroleum Products in the Consolidated Statements of Operations. No derivative gains or losses were reclassified from OCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

         Gains and losses on derivative contracts that are reclassified from accumulated OCI to current period earnings are included in the line item in which the hedged item is recorded. As of June 30, 2002, $13.4 million of deferred net losses on derivative instruments accumulated in OCI are expected to be reclassified as earnings during the next 12 months as the hedge transactions occur; however, due to the volatility of the commodities markets, the corresponding value in OCI is subject to change prior to its reclassification into earnings. The maximum term over which the Company is hedging its exposure to the variability of future cash flows is three years.

         Commodity fair value hedges — The Company uses fair value hedges to hedge exposure to changes in the fair value of an asset or a liability (or an identified portion thereof) that is attributable to price risk. The Company may hedge producer price locks (fixed price gas purchases) and market locks (fixed price gas sales) to reduce the Company’s exposure to fixed price risk via swapping out the fixed price risk for a floating price position (New York Mercantile Exchange or index based).

         For the six months ended June 30, 2002, the gains or losses representing the ineffective portion of the Company’s fair value hedges were not material. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. The Company did not have any firm commitments that no longer qualified as fair value hedge items and therefore, did not recognize an associated gain or loss.

         Interest rate fair value hedge — In October 2001, the Company entered an interest rate swap to convert the fixed interest rate of $250.0 million of debt securities that were issued in August 2000 to floating rate debt. The interest rate fair value hedge is at a floating rate based on a six-month London Interbank Offered Rate (“LIBOR”), which is re-priced semiannually through 2005. The swap meets conditions which permit the assumption of no ineffectiveness, as defined by SFAS 133. As such, for the life of the swap no ineffectiveness will be recognized. As of June 30, 2002, the fair value of the interest rate swap of $1.9 million gain was included in the Consolidated Balance Sheets as Unrealized Gains or Losses on Trading and Hedging Transactions with an offset to the underlying debt included in Long Term Debt.

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

4. Financing

         Credit Facility with Financial Institutions — On March 29, 2002, the Company entered into a new credit facility (the “New Facility”). The New Facility replaces the credit facility that matured on March 29, 2002. The New Facility is used to support the Company’s commercial paper program and for working capital and other general corporate purposes. The New Facility matures on March 28, 2003, however, any outstanding loans under the New Facility at maturity may, at the Company’s option, be converted to a one-year term loan. The New Facility is a $650.0 million revolving credit facility, of which $150.0 million can be used for letters of credit. The New Facility requires the Company to maintain at all times a debt to total capitalization ratio of less than or equal to 53%. The New Facility bears interest at a rate equal to, at the Company’s option and based on the Company’s current debt rating, either (1) LIBOR plus 0.75% per year or (2) the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus 0.50% per year. At June 30, 2002, there were no borrowings against the New Facility.

         At June 30, 2002 the Company had a $30.0 million outstanding Irrevocable Standby Letter of Credit expiring March 31, 2003.

         At June 30, 2002 the Company was the guarantor of approximately $107.0 million of debt associated with unconsolidated subsidiaries. Assets of the unconsolidated subsidiaries are pledged as collateral for the debt.

5. Commitments and Contingent Liabilities

         Litigation — The midstream natural gas industry has seen a number of lawsuits involving royalty disputes, mismeasurement, pricing and mispayment allegations. Although the industry has seen these types of cases before, they were typically brought by a single plaintiff or small group of plaintiffs. Some of these cases are now being brought as class actions. The Company and its subsidiaries are currently named as defendants in a number of these types of cases, including the referenced class actions and other similar types of cases impacting the midstream natural gas industry. Management believes the Company and its subsidiaries have meritorious defenses to these cases, and therefore will continue to defend them vigorously. However, these class actions can be costly and time consuming to defend.

         Management believes that the final disposition of these proceedings will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

         Environmental — On June 13, 2001, the Company received two administrative Compliance Orders from the New Mexico Environment Department (“NMED”) seeking civil penalties for primarily historic air permit matters. One order alleged specific permit non-compliance at 11 facilities that occurred periodically between 1996 and 1999. Allegations under this order related primarily to emissions from certain compressor engines in excess of what were then new operating permit limits. The other order alleged numerous unexcused excursions from an hourly permit limit arising from upset events at the Company’s Dagger Draw facility’s sulfur recovery unit between 1997 and 2001. NMED applied its civil penalty policy to the alleged violations and calculated the penalties to be $10.4 million in the aggregate. On May 31, 2002, the Company and NMED entered into a Settlement Agreement which resolves all aspects of the June 2001 Compliance Orders. Under the terms of the Settlement Agreement, no penalty will be assessed, and the Company has agreed to undertake upgrades at several of its facilities in New Mexico that will significantly reduce emissions and will also ensure those facilities are achieving state ambient air quality standards.

         The Company was in discussion with the Oklahoma Department of Environmental Quality (“ODEQ”) regarding apparent non-compliance issues relating to the Company’s Title V Clean Air Act Operating permits at its Oklahoma facilities, primarily consisting of compliance issues disclosed to the ODEQ pursuant to permit requirements or otherwise voluntarily disclosed to the ODEQ in 2001. These non-compliance issues relate to various specific and detailed terms of the Title V permits, including, separate filing requirements, engine testing procedural requirements, certification requirements, and quarterly emissions testing obligations. On May 20, 2002, the Company and ODEQ entered into a Consent Order to address and resolve all of the items of non-compliance with Title V permits as discussed above. Under the Consent Order, the Company agreed to pay a civil penalty of $85,050 and install pollution control equipment on certain of its compressor engines to achieve significant emissions reductions at a cost of $481,950. The items of non-compliance have been corrected, and the installation of the pollution controls is presently underway.

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

         The following table sets forth the Company’s segment information.

	For the Three		For the six
	Months Ended		Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In Thousands)
Operating revenues:

Natural gas	$1,066,583	$1,211,835	$1,971,500	$3,955,248

NGLs	1,123,518	1,867,100	2,050,391	3,094,930

Intersegment (a)	(402,515)	(542,610)	(680,368)	(1,133,781)

Total operating revenues	$1,787,586	$2,536,325	$3,341,523	$5,916,397

Margin:

Natural gas	$227,832	$319,350	$460,381	$675,107

NGLs	10,614	16,870	26,669	28,686

Total margin	$238,446	$336,220	$487,050	$703,793

Other operating costs:

Natural gas	$109,238	$88,551	$219,985	$176,301

NGLs	2,381	1,374	4,782	2,247

Corporate	39,113	33,041	78,270	65,447

Total other operating costs	$150,732	$122,966	$303,037	$243,995

	For the Three		For the six
	Months Ended		Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In Thousands)
Equity in earnings of unconsolidated affiliates:

Natural Gas	$6,870	$11,434	$12,519	$16,122

NGLs	966	(530)	1,387	(42)

Total equity in earnings of unconsolidated affiliates	$7,836	$10,904	$13,906	$16,080

EBITDA (b):

Natural gas	$125,464	$242,233	$252,915	$514,928

NGLs	9,199	14,966	23,274	26,397

Corporate	(39,113)	(33,041)	(78,270)	(65,447)

Total EBITDA	$95,550	$224,158	$197,919	$475,878

Depreciation and amortization:

Natural gas	$68,387	$64,728	$137,574	$128,209

NGLs	2,305	2,083	5,623	4,378

Corporate	594	1,050	1,848	2,130

Total depreciation and amortization	$71,286	$67,861	$145,045	$134,717

EBIT (b):

Natural gas	$57,077	$177,505	$115,341	$386,719

NGLs	6,894	12,883	17,651	22,019

Corporate	(39,707)	(34,091)	(80,118)	(67,577)

Total EBIT	$24,264	$156,297	$52,874	$341,161

Corporate interest expense	$42,295	$40,375	$85,604	$82,392

Income before income taxes:

Natural gas	$57,077	$177,505	$115,341	$386,719

NGLs	6,894	12,883	17,651	22,019

Corporate	(82,002)	(74,466)	(165,722)	(149,969)

Total income before income taxes	$(18,031)	$115,922	$(32,730)	$258,769

Capital expenditures:

Natural gas	$47,606	$195,371	$150,616	$256,256

NGLs	6,717	40,641	6,896	41,181

Corporate	5,285	9,565	8,881	11,258

Total acquisitions and other capital expenditures	$59,608	$245,577	$166,393	$308,695

	As of

	June 30,	December 31,
	2002	2001

	(In Thousands)
Total assets:

Natural gas	$5,325,892	$5,326,889

NGLs	251,180	258,177

Corporate (c)	896,946	1,045,143

Total assets	$6,474,018	$6,630,209

(a)	Intersegment sales represent sales of NGLs from the natural gas segment to the NGLs segment at either index prices or weighted average prices of NGLs. Both measures of intersegment sales are effectively based on current economic market conditions.

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

(c)	Includes items such as unallocated working capital, affiliate related accounts and other assets.

7. Acquisition

         On May 31, 2002, the Company acquired 33.33% of the outstanding membership interests in Discovery Producer Services, LLC (“DPS”). The base purchase price of $71.0 million was adjusted for working capital and certain capital expenditures. This adjusted purchase price was then reduced by approximately $84.6 million of DPS debt guaranteed by the Company, resulting in the Company receiving cash of approximately $11.5 million on the closing date of the transaction. This acquisition is accounted for under the equity method of accounting. The pro forma impact of the acquisition on the Company’s results of operations was not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion details the material factors that affected our historical financial condition and results of operations during the three months and six months ended June 30, 2002 and 2001. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report.

Overview

         We operate in the two principal business segments of the midstream natural gas industry:

•	natural gas gathering, processing, transportation, marketing and storage, from which we generate revenues primarily by providing services such as compression, treating and gathering, processing, local fractionation, transportation of residue gas, storage and marketing;

•	natural gas liquids (“NGLs”) fractionation, transportation, marketing and trading, from which we generate revenues from transportation fees, market center fractionation and the marketing and trading of NGLs.

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

Effects of Commodity Prices

         The Company is exposed to commodity prices as a result of being paid for certain services in the form of commodities rather than cash. For gathering services, the Company receives fees from producers to bring natural gas from the well head to the processing plant. For processing services, the Company either receives fees or physical commodities as payment for these services, depending on the type of contract. Under a percentage-of-proceeds contract type, the Company is paid for its services by keeping a percentage of both the NGLs produced and the residue gas resulting from processing the natural gas. Under a keep-whole contract, the Company keeps all or a portion of the NGLs produced, but returns the equivalent British thermal unit (“Btu”) content of the gas back to the producer. Based on the Company’s current contract mix, the Company has a net long NGL position and is sensitive to changes in NGL prices. The Company also has a net short residue gas position, however the short residue gas position is less significant than the long NGL position.

         During 2001 and the first and second quarters of 2002, approximately 75% of our gross margin was generated by commodity sensitive arrangements and approximately 25% of our gross margin was generated by fee-based arrangements. The commodity exposure is actively managed by the Company as discussed below.

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

         We generally expect NGL prices to follow changes in crude oil prices over the long term, which we believe will in large part be determined by the level of production from major crude oil exporting countries and the demand generated by growth in the world economy. However, during the last two quarters of 2001 and first two quarters of 2002, the relationship or correlation between crude oil value and NGL prices declined significantly. During the second quarter of 2002, NGL prices strengthened while the relationship between NGL prices and crude remained weak.

         We believe that future natural gas prices will be influenced by supply deliverability, the severity of winter weather and the level of United States economic growth. We believe that weather will be the strongest determinant of near term natural gas prices. The price increases in crude oil, NGLs and natural gas experienced during 2000 and the first two quarters of 2001 spurred increased natural gas drilling activity. For example, the average number of active drilling rigs in North America increased by approximately 19% from 1,263 in 2000 to 1,497 in 2001. The decline in commodity prices over the final two quarters of 2001 and first quarter of 2002 negatively affected drilling activity as the average number of active rigs in North America declined to 1,048 during the second quarter of 2002. We expect that continued pressure from reduced commodity prices on drilling will negatively impact North American drilling activity in the short term. We expect lower drilling levels over a sustained period will have a negative effect on natural gas volumes gathered and processed.

         To better address the risks associated with volatile commodity prices, the Company employs a comprehensive commodity price risk management program. We closely monitor the risks associated with these commodity price changes on our future operations and, where appropriate, use various commodity instruments such as natural gas, crude oil and NGL contracts to hedge the value of our assets and operations from such price risks. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” Our second quarter 2001 and 2002 results of operations include hedging losses of $1.2 million and $8.3 million, respectively. During the first six months of 2001 and 2002 our hedging activities resulted in losses of $15.8 million and $0.9 million, respectively. The hedging losses incurred in the second quarter of 2001 and 2002 relate to hedges placed during periods of higher prices.

Results of Operations

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,

	2002	2001	2002	2001

	(In Thousands)
Operating revenues:

Sales of natural gas and petroleum products	$1,709,556	$2,474,691	$3,193,916	$5,796,873

Transportation, storage and processing	78,030	61,634	147,607	119,524

Total operating revenues	1,787,586	2,536,325	3,341,523	5,916,397

Purchases of natural gas and petroleum products	1,549,140	2,200,105	2,854,473	5,212,604

Gross margin	238,446	336,220	487,050	703,793

Equity earnings of unconsolidated affiliates	7,836	10,904	13,906	16,080

Total gross margin and equity earnings of Unconsolidated affiliates (1)	$246,282	$347,124	$500,956	$719,873

(1)	Gross margin and equity in earnings (“Gross Margin”) consists of income from continuing operations before operating and general and administrative expense, interest expense, income tax expense, and depreciation and amortization expense plus equity earnings of unconsolidated affiliates. Gross Margin as defined is not a measurement presented in accordance with generally accepted accounting principles. You should not consider this measure in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as an isolated measure of our profitability or liquidity. Gross margin is included as a supplemental disclosure because it may provide useful information regarding the impact of key drivers such as commodity prices and supply contract mix on the Company’s earnings.

Three months ended June 30, 2002 compared with three months ended June 30, 2001

         Gross Margin. Gross Margin decreased $100.8 million, or 29% from $347.1 million in the second quarter of 2001 to $246.3 million in 2002. This decrease was primarily the result of lower NGL prices of approximately $76.0 million (net of hedging) due to an $0.11 per gallon decrease in average NGL prices. These decreases were partially offset by approximately $13.0 million due to a $1.27 per million British thermal unit (“Btu”) decrease in natural gas prices. Average prices for the three months ended June 30, 2002 were $0.37 per gallon for NGLs and $3.40 per million Btus for natural gas, respectively, as compared with $0.48 per gallon and $4.67 per million Btus during the same period 2001. Throughput volumes and NGL trading declines contributed another $7.0 million and $8.9 million, respectively, to the Gross Margin decrease.

         Gross Margin was negatively impacted further in the second quarter by a $12.0 million reserve as a result of the Company’s ongoing analysis of its gas imbalances with suppliers and customers. Furthermore, the Company recorded a writedown of storage inventory in southeast Texas of $6.0 million and recorded miscellaneous other charges of $14.0 million, including charges associated with the resolution of disputed receivables and payables.

         Partially offsetting these decreases were increases of approximately $10.3 million attributable to the combination of our acquisitions of Canadian Midstream, northeast propane terminal and marketing assets, and additional interests in three Offshore Gulf of Mexico partnerships.

         Gross Margin associated with the natural gas gathering, processing, transportation and storage segment decreased $96.1 million, or 29%, from $330.8 million to $234.7 million, mainly as a result of lower NGL prices. Commodity sensitive processing arrangements accounted for approximately $63.0 million (net of hedging) of this decrease due mainly to the $0.11 per gallon decrease in average NGL prices. This reduction was the result of the interaction of commodity prices and our gas supply arrangements. Gross Margin was also negatively affected by charges related to reserves for gas imbalances with suppliers and customers, the writedown of storage inventory and miscellaneous other charges, as noted above.

         Gross Margin associated with the natural gas liquids fractionation, transportation, marketing and trading segment decreased $4.7 million, or 29%, from $16.3 million to $11.6 million. This reduction was primarily the result of lower margin from NGL trading, offset by increases from the acquisition of northeast propane terminal and marketing assets in 2001.

         NGL production during the second quarter of 2002 decreased 14,700 barrels per day, or 4%, from 406,700 barrels per day to 392,000 barrels per day, and natural gas transported and/or processed decreased 0.1 trillion Btus per day, or 1%, from 8.5 trillion Btus per day to 8.4 trillion Btus per day. The primary cause of the decrease in NGL production was the decreased keep-whole processing activity due to tightened processing margins in the second quarter of 2002 and reduced volumes associated with lower North American drilling activity.

         Costs and Expenses. Operating and maintenance expenses increased $19.7 million, or 22%, from $90.0 million in the second quarter of 2001 to $109.7 million in the same period of 2002. This increase is primarily the result of acquisitions of approximately $6.0 million and increased maintenance, cost of labor and pipeline integrity projects. General and administrative expenses increased $6.1 million, or 18%, from $33.0 million in the second quarter of 2001 to $39.1 million in the same period of 2002. This increase is primarily the result of increased costs for core business process improvements, allocated costs from Duke Energy due to increased service levels and expanded business activity resulting from 2001 acquisitions.

         Depreciation and amortization increased $8.9 million (excluding $5.5 million of goodwill amortization in 2001), or 14%, from $62.4 million in the second quarter of 2001 to $71.3 million in the same period of 2002. This increase was due primarily to acquisitions, ongoing capital expenditures for well connections and facility maintenance and enhancements.

         Other costs and expenses of $1.9 million were due mainly to impairment of investments in offshore Gulf of Mexico partnerships.

         Interest. Interest expense increased $1.9 million, or 5%, from $40.4 million in the second quarter of 2001 to $42.3 million in the same period of 2002. This increase was primarily the result of higher outstanding debt levels, partially offset by lower interest rates.

         Income Taxes. The Company is structured as a limited liability company, which is a pass-through entity for income tax purposes. Second quarter 2002 income tax expense of $3.3 million is mainly the result of other miscellaneous taxes associated with tax-paying subsidiaries.

         Net Income. Net income decreased $136.9 million from $115.6 million in the second quarter of 2001 to a loss of $21.3 million in the second quarter of 2002. This decrease was largely the result of decreased NGL prices and increases in operating and general and administrative expenses, slightly offset by lower natural gas prices and acquisition activity. Net income was also negatively affected by charges related to reserves for gas imbalances, reduced storage inventory, impairments of partnership investments and miscellaneous other charges.

Six months ended June 30, 2002 compared with six months ended June 30, 2001

         Gross Margin. Gross Margin decreased $218.9 million, or 30%, from $719.9 million for the six months ended June 30, 2001 to $501.0 million in 2002. This decrease was primarily the result of lower NGL prices of approximately $237.0 million (net of hedging) due to a $0.20 per gallon decrease in average NGL prices. These decreases were partially offset by approximately $49.0 million due to a $3.02 per million Btu decrease in natural gas prices. Average prices for the six months ended June 30, 2002 were $0.34 per gallon for NGLs and $2.86 per million Btus for natural gas, respectively, as compared with $0.54 per gallon and $5.88 per million Btus during the same period in 2001. Throughput volumes and NGL trading activity declines contributed another $16.0 million and $8.0 million, respectively, to the Gross Margin decrease.

         Gross Margin was negatively impacted further in the six months ended June 30, 2002, by a $12.0 million reserve as a result of the Company’s ongoing analysis of its gas imbalances with suppliers and customers. Furthermore, the Company recorded a writedown of storage inventory in southeast Texas of $6.0 million and recorded miscellaneous other charges of $14.0 million, including charges associated with the resolution of disputed receivables and payables.

         Partially offsetting these decreases were increases of approximately $25.0 million attributable to the combination of our acquisitions of Canadian Midstream, northeast propane terminal and marketing assets, and additional interests in three Offshore Gulf of Mexico partnerships.

         Gross Margin associated with the natural gas gathering, processing, transportation and storage segment decreased $218.3 million, or 32%, from $691.2 million for the six months ended June 30, 2001 to $472.9 million for the same period 2002, mainly as a result of the lower NGL prices. Commodity sensitive processing arrangements accounted for approximately $188.0 million (net of hedging) of this decrease due mainly to the $0.20 per gallon decrease in average NGL prices. This reduction was the result of the interaction of commodity prices and our gas supply arrangements. Gross Margin was also negatively affected by charges related to reserves for gas imbalances with suppliers and customers, the writedown of storage inventory and miscellaneous other charges, as noted above.

         Gross Margin associated with the natural gas liquids fractionation, transportation, marketing and trading segment decreased $0.5 million, or 2%, from $28.6 million to $28.1 million. The decrease is mainly the result of lower NGL trading margins, offset by increases due to the acquisition of northeast propane terminal and marketing assets in 2001.

         NGL production during the six months ended June 30, 2002 increased 1,500 barrels per day, or less than 1%, from 388,900 barrels per day to 390,400 barrels per day, and natural gas transported and/or processed remained unchanged at 8.4 trillion Btus per day through the first two quarters of both 2001 and 2002. The primary cause of the slight increase in NGL production was the increase in keep-whole processing activity due to more profitable processing margins experienced during the first quarter of 2002, as compared to very poor processing and keep-whole margins in the first quarter of 2001.

         Costs and Expenses. Operating and maintenance expenses increased $38.2 million, or 21%, from $179.5 million for the six months ended June 30, 2001 to $217.7 million in the same period of 2002. This increase is primarily the result of acquisitions of $12.0 million, first quarter 2002 accrual increases of $10.0 million and increased maintenance, cost of labor and pipeline integrity projects. General and administrative expenses increased $12.9 million, or 20%, from $65.4 million for the six months ended June 30, 2001 to $78.3 million in the same period of 2002. This increase is primarily the result of increased costs for core business process improvements, allocated costs from Duke Energy due to increased service levels and expanded business activity resulting from 2001 acquisitions.

         Depreciation and amortization increased $20.9 million (excluding $10.6 million of goodwill amortization in 2001), or 17%, from $124.1 million for the six months ended June 30, 2001 to $145.0 million in the same period of 2002. This increase was due primarily to acquisitions, ongoing capital expenditures for well connections and facility maintenance and enhancements.

         Other costs and expenses increased $8.1 million from income of $1.0 million for the six months ended June 30, 2001, to expense of $7.1 million in the same period in 2002. This increase is mainly due to impairment of the Brigham partnership investment in the first quarter of 2002 and the impairment of investments in offshore Gulf of Mexico partnerships of $1.9 million in the second quarter of 2002.

         Interest. Interest expense increased $3.2 million, or 4%, from $82.4 million for the six months ended June

30, 2001 to $85.6 million in the same period of 2002. This increase was primarily the result of higher outstanding debt levels, partially offset by lower interest rates.

         Income Taxes. The Company is structured as a limited liability company, which is a pass-through entity for income tax purposes. Income tax expense for the six months ended June 30, 2002 of $5.6 million is mainly the result of other miscellaneous taxes associated with tax-paying subsidiaries.

         Net Income. Net income decreased $296.3 million from $258.0 million for the six months ended June 30, 2001 to a loss of $38.3 million in the same period of 2002. This decrease was largely the result of decreased NGL prices and increases in operating and general and administrative expenses, slightly offset by lower natural gas prices and acquisition activity. Net income was also negatively affected by charges related to reserves for gas imbalances, reduced storage inventory, impairment of partnership investments, and miscellaneous other charges, as well as increased operating and maintenance and general and administrative costs.

Liquidity and Capital Resources

Operating Cash Flows

         During the first six months of 2002, funds of $230.7 million were provided by operating activities, a decrease of $185.9 million from the same period of 2001. The decrease is due primarily to a $296.3 million decrease in net income partially offset by non-cash transactions and unrealized mark-to-market and hedging activity. The decrease in net income is due largely to lower NGL prices and increased operating and general and administrative expenses.

         Price volatility in crude oil, NGLs and natural gas prices have a direct impact on our generation of cash from operations.

Investing Cash Flows

         Our capital expenditures consist of expenditures for acquisitions and construction of additional gathering systems, processing plants, fractionators and other facilities and infrastructure in addition to well connections and upgrades to our existing facilities. For the six months ended June 30, 2002, we spent approximately $166.4 million on capital expenditures. These capital expenditures were primarily for plant expansions, well connections and plant upgrades.

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

Financing Cash Flows

Bank Financing and Commercial Paper

         In March 2002, we entered into a $650.0 million credit facility (the “Facility”), of which $150.0 million can be used for letters of credit. The Facility is used to support our commercial paper program and for working capital and other general corporate purposes. The Facility matures on March 28, 2003, however, any outstanding loans under the Facility at maturity may, at our option, be converted to a one-year term loan. The Facility requires us to maintain at all times a debt to total capitalization ratio of less than or equal to 53%. The Facility bears interest at a rate equal to, at our option, either (1) the London Interbank Offered Rate (“LIBOR”) plus 0.75% per year or (2) the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus 0.50% per year. At June 30, 2002, there were no borrowings against the Facility.

         At June 30, 2002 we had a $30.0 million outstanding Irrevocable Standby Letter of Credit expiring March 31, 2003.

         At June 30, 2002 we had $189.0 million in outstanding commercial paper, with maturities ranging from one day to 19 days and annual interest rates ranging from 2.00% to 2.20%. At no time did the amount of our outstanding commercial paper exceed the available amount under the Facility. In the future, our debt levels will vary depending on our liquidity needs, capital expenditures and cash flow.

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

Contractual Obligations and Commercial Commitments

         As part of our normal business, we are a party to various financial guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on the Consolidated Balance Sheets. The possibility of us having to honor our contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events.

         At June 30, 2002 we were the guarantor of approximately $107.0 million of debt associated with unconsolidated subsidiaries. Assets of the unconsolidated subsidiaries are pledged as collateral for the debt.

Accounting Pronouncements

         We adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. The new rules supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The new rules retain many of the fundamental recognition and measurement provisions of SFAS No. 121, but significantly change the criteria for classifying an asset as held-for-sale. Adoption of the new standard had no material effect on our consolidated results of operations or financial position.

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

         SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability is accreted until the obligation is settled.

         We are required and plan to adopt the provisions of SFAS No. 143 for the quarter ending March 31, 2003. To accomplish this, we must identify any legal obligations for asset retirement obligations, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and requires gathering market information and developing cash flow models. Additionally, we will be required to develop processes to track and monitor these obligations. Because of the effort needed to comply with the adoption of SFAS No. 143, we are currently assessing the new standard but have not yet determined the impact on our consolidated results of operations, cashflows or financial position.

         On June 20, 2002, the FASB’s Emerging Issues Task Force (EITF) reached a partial consensus on Issue No. 02-03, “Recognition and Reporting of Gains and Losses on Energy Trading Contracts under EITF Issues No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” and EITF No. 00-17, “Measuring the Fair Value of Energy-Related Contracts in Applying Issue No. 98-10.” The EITF concluded that, effective for periods ending after July 15, 2002, mark-to-market gains and losses on energy trading contracts (including those to be physically settled) must be shown on a net basis in the Consolidated Statements of Income. Comparative financial statements for prior periods must be reclassified to reflect presentation on a net basis. Also, companies must disclose volumes of physically settled energy trading contracts. We are evaluating the impact of this new consensus on the presentation of our Consolidated Statement of Operations, but have not yet determined the impact it will have on total revenues and expenses. The partial consensus will have no impact on net income.

         In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

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

Daily Earnings at Risk

	Estimated Average	Estimated Average	High One-Day	Low One-Day
	One-Day Impact	One-Day Impact	Impact on EBIT	Impact on EBIT
	on EBIT for the	on EBIT for the	for the six	for the six
	Six months ended	six months ended	months ended	months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2002

(In millions)
Calculated DER	$2.4	$1.4	$4.8	$1.3

	Estimated Average	Estimated Average	High One-Day	Low One-Day
	One-Day Impact	One-Day Impact	Impact on EBIT	Impact on EBIT
	on EBIT for the	on EBIT for the	for the three	for the three
	three months ended	three months ended	months ended June	months ended June
	June 30, 2002	June 30, 2001	30, 2002	30, 2002

(In millions)
Calculated DER	$2.5	$1.1	$3.7	$1.8

         DER is an estimate based on historical price volatility. Actual volatility can exceed assumed results. DER also assumes a normal distribution of price changes; thus, if the actual distribution is not normal, the DER may understate or overstate actual results. DER is used to estimate the risk of the entire portfolio, and for locations that do not have daily trading activity, it may not accurately estimate risk due to limited price information. Stress tests may be employed in addition to DER to measure risk where market data information is limited. In the current DER methodology, options are modeled in a manner equivalent to forward contracts which may understate the risk.

         Our exposure to commodity price risk is influenced by a number of factors, including contract size, length, market liquidity, location and unique or specific contract terms. The following table illustrates the movements in the fair value of our trading instruments during the six months ending June 30, 2002.

Changes in Fair Value of Trading Contracts

(In millions)
Fair value of contracts outstanding at the beginning of the period	$37.4

Contracts realized or otherwise settled during the period	(55.0)

Net mark-to-market changes in fair values	24.7

Fair value of contracts outstanding at the end of the period	$7.1

         For the six months ended June 30, 2002, the unrealized net loss recognized in operating income was $30.3 million as compared to an unrealized $26.2 million net gain for the same period in 2001. The fair value of these contracts is expected to be realized in future periods, as detailed in the following table. The amount of cash ultimately realized for these contracts will differ from the amounts shown in the following table due to factors such as market volatility, counterparty default and other unforeseen events that could impact the amount and/or realization of these values.

         When available, we use observable market prices for valuing our trading instruments. When quoted market prices are not available, we use established guidelines for the valuation of these contracts. We may use a variety of reasonable methods to assist in determining the valuation of a trading instrument, including analogy to reliable quotations of similar trading instruments, pricing models, matrix pricing and other formula-based pricing methods. These methodologies incorporate factors for which published market data may be available. All valuation methods employed by us are approved by an internal corporate risk management committee and are applied on a consistent basis.

         The following table shows the fair value of our trading portfolio as of June 30, 2002.

	Fair Value of Contracts as of June 30, 2002

				Maturity in
	Maturity in	Maturity in	Maturity in	2005 and
Sources of Fair Value	2002	2003	2004	Thereafter	Total Fair Value

	(In millions)
Prices supported by quoted market prices and other external sources	$17.4	$(4.5)	$1.3	$(0.3)	$13.9

Prices based on models and other valuation methods	(6.0)	0.7	(1.1)	(0.4)	(6.8)

Total	$11.4	$(3.8)	$0.2	$(0.7)	$7.1

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

         Hedging Strategies — We are exposed to market fluctuations in the prices of energy commodities related to natural gas gathering, processing and marketing activities. We closely monitor the risks associated with these commodity price changes on our future operations and, where appropriate, use various commodity instruments such as natural gas, crude oil and NGL contracts to hedge the value of our assets and operations from such price risks. In accordance with SFAS No. 133, our primary use of commodity derivatives is to hedge the output and production of assets we physically own. Contract terms are up to three years, however, since these contracts are designated and qualify as effective hedge positions of future cash flows, or fair values of assets owned by us, to the extent that the hedge relationships are effective, their market value change impacts are not recognized in current earnings. The unrealized gains or losses on these contracts are deferred in OCI or included in Other Current or Noncurrent Assets or Liabilities on the Consolidated Balance Sheets for fair value hedges of firm commitments, in accordance with SFAS No. 133. Amounts deferred in OCI are realized in earnings concurrently with the transaction being hedged. However, in instances where the hedging contract no longer qualifies for hedge accounting, amounts included in OCI through the date of de-designation remain in OCI until the underlying transaction actually occurs. The derivative contract (if continued as an open position) will be marked to market currently through earnings. Several factors influence the effectiveness of a hedge contract, including counterparty credit risk and using contracts with different commodities or unmatched terms. Hedge effectiveness is monitored regularly and measured each month.

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

         The fair value of our qualifying hedge positions at a point in time is not necessarily indicative of the value realized when such contracts settle.

	Contract Value as of June 30, 2002

				Maturity in
	Maturity in	Maturity in	Maturity in	2005 and	Total Fair
Sources of Fair Value	2002	2003	2004	Thereafter	Value

	(In millions)
Quoted market prices	$(14.0)	$(15.8)	$(2.8)	$—	$(32.6)

Prices based on models or other valuation techniques	(0.5)	2.4	(1.3)	(2.2)	(1.6)

Total	$(14.5)	$(13.4)	$(4.1)	$(2.2)	$(34.2)

         Based upon our portfolio of supply contracts, without giving effect to hedging activities that would reduce the impact of commodity price decreases, a decrease of $.01 per gallon in the price of NGLs and $.10 per million Btus in the average price of natural gas would result in changes in annual pre-tax net income of approximately

($25.0) million and $5.0 million, respectively.

Credit Risk

         We sell various commodities (i.e. natural gas, NGLs and crude oil) to a variety of customers. Our natural gas customers include local utilities, industrial consumers, independent power producers and merchant energy trading organizations. Our NGL customers range from large, multi-national petrochemical and refining companies to small regional retail propane distributors. Substantially all of our NGL sales are made at market-based prices, including approximately 40% of NGL production that is committed to Phillips and Chevron Phillips Chemical LLC, under a contract with a primary term that expires on January 1, 2015. This concentration of credit risk may affect our overall credit risk in that these customers may be similarly affected by changes in economic, regulatory or other factors. On all transactions where we are exposed to credit risk, we analyze the counterparties’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of these limits on an ongoing basis. The corporate credit policy prescribes the use of master collateral agreements to mitigate credit exposure. The collateral agreements provide for a counterparty to post cash or letters of credit for exposure in excess of the established threshold. The threshold amount represents an open credit limit, determined in accordance with the corporate credit policy. The collateral agreements also provide that the inability to post collateral is sufficient cause to terminate a contract and liquidate all positions.

         At June 30 2002, we held cash or letters of credit of $9.5 million to secure future performance, and had no amounts deposited with counterparties. Collateral amounts held or posted vary depending on the value of the underlying contracts and cover trading and hedging contracts outstanding. We may be required to return held collateral and post additional collateral should price movements adversely impact the value of open contracts or positions.

         Physical forward contracts and financial derivatives are generally cash settled at the expiration of the contract term. However, financial derivatives are generally subject to margin agreements with the majority of our counterparties.

Interest Rate Risk

         We enter into debt arrangements that are exposed to market risks related to changes in interest rates. We periodically utilize interest rate lock agreements and interest rate swaps to hedge interest rate risk associated with new debt issuances. Our primary goals include (1) maintaining an appropriate ratio of fixed-rate debt to total debt for the Company’s debt rating; (2) reducing volatility of earnings resulting from interest rate fluctuations; and (3) locking in attractive interest rates based on historical averages. As of June 30, 2002, the fair value of our interest rate swap was an asset of $1.9 million.

         As of June 30, 2002, we had approximately $189.0 million outstanding under a commercial paper program. As a result, we are exposed to market risks related to changes in interest rates. In the future, we intend to manage our interest rate exposure using a mix of fixed and floating interest rate debt. An increase of .5% in interest rates would result in an increase in annual interest expense of approximately $2.2 million.

Foreign Currency Risk

         Our primary foreign currency exchange rate exposure at June 30, 2002 was the Canadian dollar. Foreign currency risk associated with this exposure was not material.

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

Exhibit 10.1: Second Amendment to Contract for Services dated as of June 28, 2002 between Duke Energy Field Services, LP and William W. Slaughter.

Exhibit 99.1: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE ENERGY FIELD SERVICES, LLC

August 14, 2002

/s/ Rose M. Robeson

Rose M. Robeson Vice President and Chief Financial Officer (On Behalf of the Registrant and as Principal Financial and Accounting Officer)

Exhibit Index

Exhibit 10.1: Second Amendment to Contract for Services dated as of June 28, 2002 between Duke Energy Field Services, LP and William W. Slaughter.

Exhibit 99.1: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.