Form 10-Q
period 2002-09-30
DUKE ENERGY FIELD SERVICES LLC
filed 2002-11-14
CIK 1119811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2002	Commission File Number 0-31095

DUKE ENERGY FIELD SERVICES, LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	76-0632293 (IRS Employer Identification No.)

370 17th Street, Suite 900
Denver, Colorado 80202
(Address of principal executive offices)
(Zip Code)

303-595-3331
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

DUKE ENERGY FIELD SERVICES, LLC
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

i

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DUKE ENERGY FIELD SERVICES, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands)

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,

	2002	2001	2002	2001

OPERATING REVENUES:
Sales of natural gas and petroleum products	$692,243	$726,874	$2,054,205	$3,982,655
Sales of natural gas and petroleum products—affiliates	282,309	604,648	979,063	2,127,402
Transportation, storage and processing	71,338	82,709	218,945	202,233
Trading and marketing net margin	7,643	8,907	18,471	31,785

Total operating revenues	1,053,533	1,423,138	3,270,684	6,344,075

COSTS AND EXPENSES:
Purchases of natural gas and petroleum products	624,482	950,658	2,137,581	4,673,918
Purchases of natural gas and petroleum products—affiliates	159,367	154,613	376,369	648,497
Operating and maintenance	114,350	97,253	332,022	276,789
Depreciation and amortization	73,334	72,597	218,379	207,314
General and administrative	42,122	31,183	111,899	89,768
General and administrative—affiliates	3,194	2,097	11,687	8,959
Other	(1,500)	65	5,595	(923)

Total costs and expenses	1,015,349	1,308,466	3,193,532	5,904,322

OPERATING INCOME	38,184	114,672	77,152	439,753
EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	12,566	6,544	26,472	22,624
INTEREST EXPENSE	37,649	42,455	123,253	124,847

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	13,101	78,761	(19,629)	337,530
INCOME TAX EXPENSE (BENEFIT)	1,061	(75)	6,675	263

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	12,040	78,836	(26,304)	337,267
CUMULATIVE EFFECTIVE OF ACCOUNTING CHANGE	—	—	—	411

NET INCOME (LOSS)	12,040	78,836	(26,304)	336,856
DIVIDENDS ON PREFERRED MEMBERS’ INTEREST	6,703	7,125	20,953	21,375

EARNINGS (DEFICIT) AVAILABLE FOR MEMBERS’ INTEREST	$5,337	$71,711	$(47,257)	$315,481

See Condensed Notes to Consolidated Financial Statements.

DUKE ENERGY FIELD SERVICES, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In Thousands)

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,

	2002	2001	2002	2001

NET INCOME (LOSS)	$12,040	$78,836	$(26,304)	$336,856
OTHER COMPREHENSIVE (LOSS) INCOME :
Cumulative effect of change in accounting principle	—	—	—	6,626
Foreign currency translation adjustment	(17,641)	(4,804)	(6,534)	(2,657)
Net unrealized (losses) gains on cash flow hedges	(41,640)	14,955	(103,079)	3,619
Reclassification into earnings	9,017	(5,860)	(6,975)	9,081

Total other comprehensive (loss) income	(50,264)	4,291	(116,588)	16,669

TOTAL COMPREHENSIVE (LOSS) INCOME	$(38,224)	$83,127	$(142,892)	$353,525

See Condensed Notes to Consolidated Financial Statements.

DUKE ENERGY FIELD SERVICES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended,
	September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(26,304)	$336,856
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	218,379	207,314
Equity in earnings of unconsolidated affiliates	(26,472)	(22,624)
Other	1,261	(923)
Change in operating assets and liabilities (net of effects of acquisitions) which provided (used) cash:
Accounts receivable	(62,824)	45,789
Accounts receivable—affiliates	145,375	77,767
Inventories	(12,962)	48,843
Net unrealized mark-to-market and hedging transactions	59,479	(34,484)
Other current assets	4,456	(1,273)
Other noncurrent assets	(4,486)	(21,499)
Accounts payable	(26,865)	(184,577)
Accounts payable—affiliates	(10,992)	(47,532)
Accrued interest payable	(32,984)	(31,375)
Other current liabilities	31,055	(11,826)
Other long term liabilities	11,264	(22,065)

Net cash provided by operating activities	267,380	338,391

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisitions	—	(229,116)
Other capital expenditures	(238,378)	(218,927)
Investment expenditures, net of cash acquired	2,646	(1,114)
Investment distributions	38,328	31,609
Proceeds from sales of assets	12,420	20,931

Net cash used in investing activities	(184,984)	(396,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to members	(63,164)	(220,659)
Redemption of preferred members’ interest	(100,000)	—
Proceeds from issuing debt	—	248,358
Payment of debt	(448)	(49,281)
Payment of dividends	(14,250)	(14,250)
Debt issuance costs	(1,209)	(1,518)
Short term debt—net	103,023	100,663

Net cash (used in) provided by financing activities	(76,048)	63,313

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(6,534)	(2,657)

NET (DECREASE) INCREASE IN CASH	(186)	2,430
CASH, BEGINNING OF PERIOD	4,906	1,553

CASH, END OF PERIOD	$4,720	$3,983

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION — Cash paid for interest	$156,999	$153,212

See Condensed Notes to Consolidated Financial Statements.

DUKE ENERGY FIELD SERVICES, LLC
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	September 30,	December 31,
	2002	2001

ASSETS
CURRENT ASSETS:
Cash	$4,720	$4,906
Accounts receivable:
Customers, net	635,470	520,118
Affiliates	85,922	230,521
Other	77,857	136,810
Inventories	95,897	82,935
Unrealized gains on trading and hedging transactions	136,134	180,809
Other	4,608	9,060

Total current assets	1,040,608	1,165,159

PROPERTY, PLANT AND EQUIPMENT, NET	4,710,016	4,711,960
INVESTMENT IN AFFILIATES	180,520	132,252
INTANGIBLE ASSETS:
Natural gas liquids sales and purchases contracts, net	87,195	94,019
Goodwill, net	434,782	421,176

Total intangible assets	521,977	515,195

UNREALIZED GAINS ON TRADING AND HEDGING TRANSACTIONS	22,751	19,095
OTHER NONCURRENT ASSETS	88,923	86,548

TOTAL ASSETS	$6,564,795	$6,630,209

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable:
Trade	$612,911	$620,094
Affiliates	14,013	25,620
Other	59,689	76,914
Short term debt	315,978	212,955
Unrealized losses on trading and hedging transactions	192,769	84,811
Accrued interest payable	24,453	57,417
Accrued taxes other than income	23,272	24,646
Distributions payable to members	—	45,672
Other	139,448	102,694

Total current liabilities	1,382,533	1,250,823

DEFERRED INCOME TAXES	11,342	14,362
LONG TERM DEBT	2,252,888	2,235,034
UNREALIZED LOSSES ON TRADING AND HEDGING TRANSACTIONS	29,115	25,188
OTHER LONG TERM LIABILITIES	89,478	15,845
MINORITY INTERESTS	127,735	135,915
PREFERRED MEMBERS’ INTEREST	200,000	300,000
COMMITMENTS AND CONTINGENT LIABILITIES
MEMBERS’ EQUITY:
Members’ interest	1,709,290	1,709,290
Retained earnings	830,957	895,707
Accumulated other comprehensive (loss) income	(68,543)	48,045

Total members’ equity	2,471,704	2,653,042

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$6,564,795	$6,630,209

See Condensed Notes to Consolidated Financial Statements.

DUKE ENERGY FIELD SERVICES, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

     Duke Energy Field Services, LLC (with its consolidated subsidiaries, “the Company” or “Field Services LLC”) operates in the two principal segments of the midstream natural gas industry of (1) natural gas gathering, processing, transportation, marketing and storage; and (2) natural gas liquids (“NGLs”) fractionation, transportation, marketing and trading. Duke Energy Corporation (“Duke Energy”) owns 69.7% of the Company’s outstanding member interests and ConocoPhillips (“Conoco Phillips”) owns the remaining 30.3%.

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

     Accounting for Hedges and Commodity Trading Activities — All derivatives are recorded in the Consolidated Balance Sheets at their fair value as Unrealized Gains or Unrealized Losses on Trading and Hedging Transactions. On the date that derivative contracts are entered into, the Company designates the derivative as either held for trading (trading instruments); as a hedge of a recognized asset, liability or firm commitment (fair value hedges); as a hedge of a forecasted transaction or future cash flows (cash flow hedges); or leaves the derivative undesignated and marks it to market.

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

     Commodity Trading — A favorable or unfavorable price movement of any derivative contract held for trading purposes is reported as Trading and Marketing Net Margin in the Consolidated Statements of Operations. An offsetting amount is recorded in the Consolidated Balance Sheets as Unrealized Gains or Unrealized Losses on Trading and Hedging Transactions. When a contract is settled, the realized gain or loss is reclassified to a receivable or payable account. For income statement purposes, settlement has no revenue presentation effect on the Consolidated Statements of Operations.

See the “New Accounting Standards” section below for a discussion of the implications of the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) Issue 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” on the accounting for trading activities prospectively.

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

     New Accounting Standards — The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts are subject to a fair-value-based annual impairment assessment. The Company did not recognize any impairments due to the implementation of SFAS No. 142. The standard also requires certain identifiable intangible assets to be recognized separately and amortized as appropriate. No adjustments to intangibles were identified by the Company at transition.

     The following table shows what net income (loss) would have been if amortization related to goodwill that is no longer being amortized had been excluded from prior periods.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In Thousands)
Reported net income (loss)	$12,040	$78,836	$(26,304)	$336,856
Add: Goodwill amortization	—	5,624	—	16,258

Adjusted net income (loss)	$12,040	$84,460	$(26,304)	$353,114

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 and September 30, 2001 are as follows:

Goodwill (In Thousands)

	Balance	Acquired		Balance
	December 31, 2001	Goodwill	Other	September 30, 2002

Natural gas gathering, processing, transportation, marketing and storage	$394,054	$—	$188	$394,242
NGL fractionation, transportation, marketing and trading	27,122	—	13,418	40,540

Total consolidated	$421,176	$—	$13,606	$434,782

	Balance	Acquired		Balance
	December 31, 2000	Goodwill	Other	September 30, 2001

Natural gas gathering, processing, transportation, marketing and storage	$376,195	$138	$(15,953)	$360,380
NGL fractionation, transportation, marketing and trading	—	18,836	(305)	18,531

Total consolidated	$376,195	$18,974	$(16,258)	$378,911

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

     In June 2002, the FASB’s EITF reached a partial consensus on Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” The EITF concluded that, effective for periods ending after July 15, 2002, mark-to-market gains and losses on energy trading contracts (including those to be physically settled) must be shown on a net basis in the Consolidated Statements of Income. The Company had previously chosen to report certain of its energy trading contracts on a gross basis, as sales in operating revenues and the associated costs recorded in operating expenses, in accordance with prevailing industry practice. The amounts in the comparative interim Consolidated Statements of Operations have been reclassified to conform to the 2002 presentation. For the nine months ended September 30, 2002 and 2001, application of the new consensus reclassified operating revenues and cost of sales by $1.778 million and $1.253 million, respectively, with no impact on net income.

     In October 2002, the EITF, as part of their further deliberations on Issue No. 02-03, rescinded the consensus reached in Issue No. 98-10. As a result, all energy trading contracts that do not meet the definition of a derivative under SFAS No. 133 will be recorded at their historical cost and reported on an accrual basis resulting in the recognition of earnings or losses at the time of contract settlement or termination. New non-derivative energy trading contracts entered into after October 25, 2002 will be accounted for under the accrual accounting basis. Non-derivative energy trading contracts on the Consolidated Balance Sheet as of January 1, 2003 that existed at October 25, 2002 will be removed with a cumulative effect adjustment.

     In connection with the decision to rescind Issue No. 98-10, the EITF also reached a consensus that, effective for periods beginning after December 15, 2002, all gains and losses on all derivative instruments held for trading purposes should be shown net in the income statement as Trading and Marketing Net Margin (Loss). Gains and losses on non-derivative energy trading contracts should similarly be presented on a gross or net basis in connection with the guidance in Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

     The Company is currently assessing the provisions of Issue No. 02-03 and the rescission of Issue No. 98-10 but has not yet determined the impact on the results of operations or financial position.

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

     SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability is increased due to the passage of time based on the time value of money until the obligation is settled.

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

3. Derivative Instruments, Hedging Activities and Credit Risk

     Commodity price risk — The Company’s principal operations of gathering, processing, transportation and storage of natural gas, and the accompanying operations of fractionation, transportation, trading and marketing of NGLs create commodity price risk exposure due to market fluctuations in commodity prices, primarily with respect to the prices of NGLs and natural gas. As an owner and operator of natural gas processing and other midstream assets, the Company has an inherent exposure to market variables and commodity price risk. The amount and type of price risk is dependent on the underlying natural gas contracts entered into purchase and process natural gas feedstock. Risk is also dependent on the types and mechanisms for sales of natural gas and natural gas liquid products produced, processed, transported or stored.

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

     The Company uses natural gas, crude oil and NGL swaps and options to hedge the impact of market fluctuations in the price of NGLs, natural gas and other energy-related products. For the nine months ended September 30, 2002, the Company recognized a net loss of $5.9 million, of which a $10.6 million loss represented the total ineffectiveness of all cash flow hedges and an $7.0 million gain represented the total derivative settlements. The time value of options, a recognized $2.3 million loss for the nine months ended September 30, 2002, was excluded in the assessment of hedge effectiveness. The time value of options is included in Sales of Natural Gas and Petroleum Products in the Consolidated Statements of Operations. No derivative gains or losses were reclassified from OCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

     Gains and losses on derivative contracts that are reclassified from accumulated OCI to current period earnings are included in the line item in which the hedged item is recorded. As of September 30, 2002, $45.8 million of deferred net losses on derivative instruments accumulated in OCI are expected to be reclassified into earnings during the next 12 months as the hedge transactions occur; however, due to the volatility of the commodities markets, the corresponding value in OCI is subject to change prior to its reclassification into earnings. The maximum term over which the Company is hedging its exposure to the variability of future cash flows is three years.

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

     For the nine months ended September 30, 2002, the gains or losses representing the ineffective portion of the Company’s fair value hedges were not material. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. The Company did not have any firm commitments that no longer qualified as fair value hedge items and therefore, did not recognize an associated gain or loss.

     Interest rate fair value hedge — In October 2001, the Company entered into an interest rate swap to convert the fixed interest rate of $250.0 million of debt securities that were issued in August 2000 to floating rate debt. The interest rate fair value hedge is at a floating rate based on a six-month London Interbank Offered Rate (“LIBOR”), which is re-priced semiannually through 2005. The swap meets conditions which permit the assumption of no ineffectiveness, as defined by SFAS 133. As such, for the life of the swap no ineffectiveness will be recognized. As of September 30, 2002, the fair value of the interest rate swap of $12.0 million gain was included in the Consolidated Balance Sheets as Unrealized Gains or Losses on Trading and Hedging Transactions with an offset to the underlying debt included in Long Term Debt.

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

4. Financing

     Credit Facility with Financial Institutions — On March 29, 2002, the Company entered into a new credit facility which was recently amended (the “New Facility”). The New Facility replaces the credit facility that matured on March 29, 2002. The New Facility is used to support the Company’s commercial paper program and for working capital and other general corporate purposes. The New Facility matures on March 28, 2003, however, any outstanding loans under the New Facility at maturity may, at the Company’s option, be converted to a one-year term loan. The New Facility is a $650.0 million revolving credit facility, of which $150.0 million can be used for letters of credit. The New Facility, as amended, requires the Company to maintain at all times a debt to total capitalization ratio of less than or equal to 53%. The Company entered into an amendment to the New Facility on November 13, 2002. The New Facility bears interest at a rate equal to, at the Company’s option and based on the Company’s current debt rating, either (1) LIBOR plus 1.25% per year (as recently increased) or (2) the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus 0.50% per year. At September 30, 2002, there were no borrowings against the New Facility.

     On September 9, 2002 the Company redeemed $100.0 million of its preferred members’ interest by paying cash to each member (Duke Energy and Conoco Phillips) in proportion to their ownership interests.

     At September 30, 2002 the Company had a $30.0 million outstanding Irrevocable Standby Letter of Credit expiring March 31, 2003.

     At September 30, 2002 the Company was the guarantor of approximately $103.8 million of debt associated with unconsolidated subsidiaries. Assets of the unconsolidated subsidiaries are pledged as collateral for the debt.

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

     Environmental — The Company received a Consolidated Compliance Order and Notice of Potential Penalty from the Louisiana Department of Environmental Quality (“LDEQ”) in the spring of 2001 enabling the Company to discharge certain wastewater streams from its Minden Gas Processing Plant until the LDEQ issued a new discharge permit. The Compliance Order authorized certain discharges, and otherwise addressed various historic and recent deviations from Clean Water Act regulatory requirements, including the lapse of the facility’s discharge permit. The LDEQ issued a new discharge permit in the spring of 2002 and the Company completed operational improvements in the fall of 2002 that resulted in the cessation of remaining point source discharges. In August 2002, a penalty assessment was issued by the LDEQ in the amount of $155,383. The Company paid the penalty and has notified the LDEQ that all items in the Compliance Order have been completed.

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

     The following table sets forth the Company’s segment information.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In Thousands)
Operating revenues:
Natural gas, including trading and marketing net margin	$904,103	$1,436,211	$2,778,605	$5,580,958
NGLs, including trading and marketing net margin	326,454	388,153	985,014	1,714,629
Intersegment (a)	(177,024)	(401,226)	(492,935)	(951,512)

Total operating revenues	$1,053,533	$1,423,138	$3,270,684	$6,344,075

Margin:
Natural gas, including trading and marketing net margin	$253,695	$305,107	$714,076	$980,214
NGLs, including trading and marketing net margin	15,989	12,760	42,658	41,446

Total margin	$269,684	$317,867	$756,734	$1,021,660

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In Thousands)
Other operating costs:
Natural gas	$109,905	$94,064	$329,890	$270,365
NGLs	2,945	2,464	7,727	4,711
Corporate	45,316	34,070	123,586	99,517

Total other operating costs	$158,166	$130,598	$461,203	$374,593

Equity in earnings of unconsolidated affiliates:
Natural Gas	$12,004	$5,765	$24,523	$21,887
NGLs	562	779	1,949	737

Total equity in earnings of unconsolidated affiliates	$12,566	$6,544	$26,472	$22,624

EBITDA (b):
Natural gas	$155,794	$216,808	$408,709	$731,736
NGLs	13,606	11,075	36,880	37,472
Corporate	(45,316)	(34,070)	(123,586)	(99,517)

Total EBITDA	$124,084	$193,813	$322,003	$669,691

Depreciation and amortization:
Natural gas	$70,436	$69,056	$208,010	$197,265
NGLs	1,923	2,402	7,546	6,780
Corporate	975	1,139	2,823	3,269

Total depreciation and amortization	$73,334	$72,597	$218,379	$207,314

EBIT (b):
Natural gas	$85,358	$147,752	$200,699	$534,471
NGLs	11,683	8,673	29,334	30,692
Corporate	(46,291)	(35,209)	(126,409)	(102,786)

Total EBIT	$50,750	$121,216	$103,624	$462,377

Corporate interest expense	$37,649	$42,455	$123,253	$124,847

Income before income taxes:
Natural gas	$85,358	$147,752	$200,699	$534,471
NGLs	11,683	8,673	29,334	30,692
Corporate	(83,940)	(77,664)	(249,662)	(227,633)

Total income before income taxes	$13,101	$78,761	$(19,629)	$337,530

Capital expenditures:
Natural gas	$67,997	$133,991	$218,613	$423,844
NGLs	1,271	—	8,167	7,584
Corporate	2,717	5,357	11,598	16,615

Total acquisitions and other capital expenditures	$71,985	$139,348	$238,378	$448,043

	As of

	September 30,	December 31,
	2002	2001

	(In Thousands)
Total assets:
Natural gas	$5,279,247	$5,326,889
NGLs	309,964	258,177
Corporate (c)	975,584	1,045,143

Total assets	$6,564,795	$6,630,209

(a)	Intersegment sales represent sales of NGLs from the natural gas segment to the NGLs segment at either index prices or weighted average prices of NGLs. Both measures of intersegment sales are effectively based on current economic market conditions.

(b)	EBITDA consists of income from continuing operations before interest expense, income tax expense, and depreciation and amortization expense. EBIT is EBITDA less depreciation and amortization. These measures are not a measurement presented in accordance with generally accepted accounting principles and should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability or liquidity. The measures are included as a supplemental disclosure because it may provide useful information regarding the Company’s ability to service debt and to fund capital expenditures. However, not all EBITDA or EBIT may be available to service debt.

(c)	Includes items such as unallocated working capital, affiliate related accounts and other assets.

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

8. Accounting Adjustments

     We have substantially completed a comprehensive account reconciliation project to review and analyze our balance sheet accounts. This account reconciliation project identified the following five categories where account adjustments were necessary: operating expense accruals; gas inventory adjustments; gas imbalances; joint venture and investment account reconciliation; and other balance sheet accounts. As a result of this account reconciliation project, the Company has recorded numerous adjustments in the current year as discussed above under "Results of Operations". Total charges recorded were approximately $65 million for the nine months ended September 30, 2002, of which management believes $44 million may be related to corrections of accounting errors in prior periods. However, management has determined that the charges related to error corrections are immaterial both individually and in the aggregate on both a quantitative and qualitative basis and to the trends in the financial statements for the periods presented, the prior periods affected and are a fair presentation of the Company's financial statements. In addition, approximately $16 million of the $44 million relates to numerous items identified in the account reconciliation project resulting from system conversions and otherwise unsupportable balance sheet amounts. Due to the nature of these account reconciliation adjustments, it would be impractical to determine what periods these adjustments relate to. Accordingly, the corrections have been made in the current year's financial statements. Please also see Item 4. Controls and Procedures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion details the material factors that affected our historical financial condition and results of operations during the three months and nine months ended September 30, 2002 and 2001. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report.

Overview

     We operate in the two principal business segments of the midstream natural gas industry:

•	natural gas gathering, processing, transportation, marketing and storage, from which we generate revenues primarily by providing services such as compression, treating and gathering, processing, local fractionation, transportation of residue gas, marketing and storage;

•	natural gas liquids (“NGLs”) fractionation, transportation, marketing and trading, from which we generate revenues from transportation fees, market center fractionation and the marketing and trading of NGLs.

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

Effects of Commodity Prices

     The Company is exposed to commodity prices as a result of being paid for certain services in the form of commodities rather than cash. For gathering services, the Company receives fees from producers to bring natural gas from the well head to the processing plant. For processing services, the Company either receives fees or physical commodities as payment for these services, depending on the type of contract. Under a percentage-of-proceeds contract type, the Company is paid for its services by retaining a percentage of both the NGLs produced and the residue gas resulting from processing the natural gas. Under a keep-whole contract, the Company keeps all or a portion of the NGLs produced, but returns the equivalent British thermal unit (“Btu”) content of the gas back to the producer. Based on the Company’s current contract mix, the Company has a net long NGL position and is sensitive to changes in NGL prices. The Company also has a net short residue gas position, however the short residue gas position is less significant than the long NGL position.

     During 2001 and the first three quarters of 2002, approximately 75% of our gross margin was generated by commodity sensitive arrangements and approximately 25% of our gross margin was generated by fee-based arrangements. The commodity exposure is actively managed by the Company as discussed below.

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

     We generally expect NGL prices to follow changes in crude oil prices over the long term, which we believe will in large part be determined by the level of production from major crude oil exporting countries and the demand generated by growth in the world economy. However, during the last two quarters of 2001 and first three quarters of

2002, the relationship or correlation between crude oil value and NGL prices declined significantly. During the second and third quarters of 2002, NGL prices strengthened while the relationship between NGL prices and crude remained weak.

     We believe that future natural gas prices will be influenced by supply deliverability, the severity of winter weather and the level of United States economic growth. We believe that weather will be the strongest determinant of near term natural gas prices. The price increases in crude oil, NGLs and natural gas experienced during 2000 and the first two quarters of 2001 spurred increased natural gas drilling activity. For example, the average number of active drilling rigs in North America increased by approximately 19% from 1,263 in 2000 to 1,497 in 2001. The decline in commodity prices over the final two quarters of 2001 and first quarter of 2002 negatively affected drilling activity as the average number of active rigs in North America declined to 1,048 during the second quarter of 2002. Active rigs increased to 1,110 as of September 30, 2002, as a result of higher pricing experienced in the third quarter. We expect that pressure from lower commodity prices and market uncertainty on drilling could negatively impact North American drilling activity in the short term. We expect lower drilling levels over a sustained period will have a negative effect on natural gas volumes gathered and processed.

     To better address the risks associated with volatile commodity prices, the Company employs a comprehensive commodity price risk management program. We closely monitor the risks associated with these commodity price changes on our future operations and, where appropriate, use various commodity instruments such as natural gas, crude oil and NGL contracts to hedge the value of our assets and operations from such price risks. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” Our third quarter 2002 and 2001 results of operations include hedging losses of $5.0 million and gains of $14.1 million, respectively. During the first nine months of 2002 and 2001 our hedging activities resulted in losses of $5.9 million and $1.7 million, respectively. The hedging losses incurred in the third quarter of 2002 relate to hedges placed during periods of lower prices.

Results of Operations

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,

	2002	2001	2002	2001

		(In Thousands)
Operating revenues:
Sales of natural gas and petroleum products	$974,552	$1,331,522	$3,033,268	$6,110,057
Transportation, storage and processing	71,338	82,709	218,945	202,233
Trading and marketing net margin	7,643	8,907	18,471	31,785

Total operating revenues	1,053,533	1,423,138	3,270,684	6,344,075
Purchases of natural gas and petroleum products	783,849	1,105,271	2,513,950	5,322,415

Gross margin	269,684	317,867	756,734	1,021,660
Equity earnings of unconsolidated affiliates	12,566	6,544	26,472	22,624

Total gross margin and equity earnings of unconsolidated affiliates (1)	$282,250	$324,411	$783,206	$1,044,284

(1)	Gross margin and equity in earnings (“Gross Margin”) consists of income from continuing operations before operating and general and administrative expense, interest expense, income tax expense, and depreciation and amortization expense plus equity earnings of unconsolidated affiliates. Gross Margin as defined is not a measurement presented in accordance with generally accepted accounting principles. You should not consider this measure in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as an isolated measure of our profitability or liquidity. Gross margin is included as a supplemental disclosure because it may provide useful information regarding the impact of key drivers such as commodity prices and supply contract mix on the Company’s earnings.

Three months ended September 30, 2002 compared with three months ended September 30, 2001

     Gross Margin. Total gross margin plus equity earnings of unconsolidated affiliates (“Total Gross Margin”) decreased $42.1 million, or 13% from $324.4 million in the third quarter of 2001 to $282.3 million in the comparable period of 2002. This decrease was partly the result of hedging losses of $5.0 million in the third quarter of 2002 compared to gains of $14.1 million in the same period 2001. Slightly higher natural gas prices also contributed negatively by approximately $4.0 million due to a $.30 per million British thermal unit (“Btu”) increase. Average prices for the three months ended September 30, 2002 were $.39 per gallon for NGLs and $3.18 per million Btus for natural gas, respectively, as compared with $.39 per gallon and $2.88 per million Btus during the same period 2001. Partially offsetting these decreases were increases in NGL marketing activities of approximately $3.5 million and increases of $4.0 million from business growth associated with our ownership of the General Partnership interest in TEPPCO Partners, L.P. (“TEPPCO”).

     Gross Margin was negatively impacted further in the third quarter by a $13.0 million increase to the Company’s gas imbalance reserve. This charge is the result of the Company’s completion of its analysis of gas imbalances with suppliers and customers dating back to 1999 and was recorded to reflect management’s current best estimate of necessary reserves for uncollectible imbalances, under- and unrecorded liabilities related to imbalances and incorrectly valued imbalances. Of this amount, management believes that approximately $11.0 million may relate to correction of accounting errors in prior periods, however, because management determined that such amount is not material to the Company’s financial statements for the periods presented or prior periods affected, the charge was taken in the current period.

     Gross Margin was further reduced by $4 million of charges recorded in the current period related to substantial completion of the Company’s account reconciliations described below under “Item 4. Controls and Procedures.” The $4 million net adjustment relates to numerous items from prior periods identified in the account reconciliations and resulted from system conversions or is related to otherwise unsupportable balance sheet amounts. Due to the nature of these account reconciliation adjustments, it would be impractical to determine what periods these adjustments relate to. Moreover, because management determined that such adjustments are not material to the Company’s financial statements for the periods presented or the prior periods affected, the charge was recorded in the current period.

     Gross Margin associated with the natural gas gathering, processing, transportation and storage segment decreased $45.2 million, or 15%, from $310.9 million in the third quarter of 2001 to $265.7 million for the same period in 2002. This decrease was mainly the result of hedging losses of $5.0 million in the third quarter of 2002 compared to gains of $14.1 million during the same period 2001. Commodity sensitive processing arrangements accounted for approximately $4.0 million of the decrease due mainly to the $.30 per million Btu increase in natural gas prices. This reduction was the result of the interaction of commodity prices and our gas supply arrangements. Gross Margin associated with this segment was also negatively affected by charges related to substantial the additional reserves for gas imbalances with suppliers and customers, and charges related to substantial completion of the Company’s account reconciliation project, as noted above, partially offset by increases resulting from acquisition activity and TEPPCO growth.

     Gross Margin associated with the natural gas liquids fractionation, transportation, marketing and trading segment increased $3.1 million, or 23%, from $13.5 million in the third quarter of 2001 to $16.6 million in the third quarter of 2002. This increase was primarily the result of higher margin from NGL trading.

     NGL production during the third quarter of 2002 decreased 17,700 barrels per day, or 4%, from 412,800 barrels per day in the third quarter of 2001 to 395,100 barrels per day, and natural gas transported and/or processed in the third quarter of 2002 decreased .4 trillion Btus per day, or 5%, from 8.8 trillion Btus per day in the third quarter of 2001 to 8.4 trillion Btus per day. The primary cause of the decrease in NGL production and natural gas transported and/or processed was the combination of decreased keep-whole processing recoveries due to tightened processing margins in the third quarter of 2002 and reduced volumes associated with reduced North American drilling activity.

     Costs and Expenses. Operating and maintenance expenses increased $17.1 million, or 18%, from $97.3 million in the third quarter of 2001 to $114.4 million in the same period of 2002. This increase is primarily the result of acquisitions of $5.2 million, $3.3 million for increases in our estimate for unrecorded liabilities, and increased maintenance, equipment overhauls, cost of labor and outside service, and pipeline integrity projects. General and administrative expenses increased $12.0 million, or 36%, from $33.3 million in the third quarter of 2001 to $45.3 million in the same period of 2002. The primary cause of these increases were $3.9 million of costs for core business process improvements, allocated costs from Duke Energy due to increased service levels and expanded business activity resulting from acquisitions, and outside services for legal, accounting, and information technology projects.

     Depreciation and amortization increased $6.3 million (excluding $5.6 million of goodwill amortization in 2001), or 9%, from $67.0 million in the third quarter of 2001 to $73.3 million in the same period of 2002. This increase was due primarily to acquisitions, ongoing capital expenditures for well connections and facility maintenance and enhancements.

     Other costs and expenses resulted in a gain of $1.5 million due mainly to gains recognized on the sale of a West Texas pipeline system and an East Texas joint venture.

     Interest. Interest expense decreased $4.9 million, or 12%, from $42.5 million in the third quarter of 2001 to $37.6 million in the same period of 2002. This decrease was primarily the result of higher capitalized interest and lower interest rates.

     Income Taxes. The Company is structured as a limited liability company, which is a pass-through entity for income tax purposes. Third quarter 2002 income tax expense of $1.1 million is mainly the result of other miscellaneous taxes associated with tax-paying subsidiaries.

     Net Income. Net income decreased $66.8 million from $78.8 million in the third quarter of 2001 to $12.0 million in the third quarter of 2002. This was partly the result of a $5.0 million hedging loss compared to a $14.1 million gain during the same period of 2001, increases in operating and maintenance expenses, and general and administrative expenses, partially offset by acquisition activity, NGL trading and increased earnings from our ownership of the General Partnership interest in TEPPCO. Net income was also negatively affected by charges related to increased reserves for gas imbalances and charges related to completion of the Company’s account reconciliation project as noted above.

Nine months ended September 30, 2002 compared with nine months ended September 30, 2001

     Total Gross Margin. Total Gross Margin decreased $261.1 million, or 25%, from $1,044.3 million for the nine months ended September 30, 2001 to $783.2 million in the comparable period of 2002. This decrease was primarily the result of lower NGL prices of approximately $255.0 million (net of hedging) due to a $.13 per gallon decrease in average NGL prices, and approximately $9.0 million due to a $2.35 per barrel decrease in crude oil prices and volume declines. These decreases were partially offset by approximately $57.0 million due to a $1.91 per million Btu decrease in natural gas prices. Average prices for the nine months ended September 30, 2002 were $.36 per gallon for NGLs and $2.97 per million Btus for natural gas, respectively, as compared with $.49 per gallon and $4.88 per million Btus during the same period in 2001. NGL trading contributed another $4.8 million to the Gross Margin decrease.

     Gross Margin was also negatively impacted in the nine months ended September 30, 2002 by a $25 million provision recorded as a the result of the Company’s completion of its analysis of gas imbalances with suppliers and customers dating back to 1999. This charge was recorded to reflect management’s current best estimate of necessary reserves for uncollectible imbalances, under- and unrecorded liabilities related to imbalances and incorrectly valued imbalances. Of this amount, management believes that approximately $12 million may relate to corrections of accounting errors in prior periods. Gross Margin was further reduced by the $16 million of charges recorded in 2002 related to substantial completion of the Company’s account reconciliations described below under “Item 4. Controls and Procedures.” The $16 million net adjustment relates to numerous items identified in the account reconciliation project resulting from system conversions and unsupportable balance sheet amounts. Due to the nature of these account reconciliation adjustments, it would be impractical to determine what periods these adjustments relate to. Because management has determined that such amounts, in the aggregate, are not material to the Company’s financial statements for the periods presented or the prior periods affected, the charges were recorded in the current period.

     Partially offsetting these decreases were increases of $22.0 million attributable to the combination of our acquisitions of Canadian Midstream, northeast propane terminal and marketing assets, and additional interests in three Offshore Gulf of Mexico partnerships.

     Gross Margin associated with the natural gas gathering, processing, transportation and storage segment decreased $263.5 million, or 26%, from $1,002.1 million for the nine months ended September 30, 2001 to $738.6 million for the same period in 2002, partly as the result of lower NGL prices. Commodity sensitive processing arrangements accounted for approximately $207.0 million (net of hedging) of this decrease due mainly to the $.13 per gallon decrease in average NGL prices, partially offset by a $1.91 per million Btu decrease in natural gas prices. This reduction was the result of the interaction of commodity prices and our gas supply arrangements. Gross Margin associated with this segment was also negatively affected by charges related to reserves for gas imbalances with suppliers and customers, the writedown of storage inventory and charges related to completion of the Company’s account reconciliation clean up as noted above.

     Gross Margin associated with the natural gas liquids fractionation, transportation, marketing and trading segment increased $2.4 million, or 6%, from $42.2 million in the nine months ended September 30, 2001 to $44.6 million in the same period of 2002. The increase is mainly the result of increases due to the acquisition of northeast propane terminal and marketing assets in 2001, offset by lower NGL trading margins.

     NGL production during the nine months ended September 30, 2002 decreased 4,900 barrels per day, or 1%, from 396,900 barrels per day in the same period of 2001 to 392,000 barrels per day. Natural gas transported and/or processed in the nine months ended September 30, 2002 decreased .1 trillion Btus per day for the same period in 2001 or 1%, from 8.5 trillion Btus per day to 8.4 trillion Btus per day. The primary cause of the decline in NGL production was periodic reduction in keep-whole processing activity during the second and third quarters of 2002 due to marginally economic processing margins and reduced drilling activity, partially offset by acquisitions and very poor processing and keep-whole margins in the first quarter of 2001.

     Costs and Expenses. Operating and maintenance expenses increased $55.2 million, or 20%, from $276.8 million for the nine months ended September 30, 2001 to $332.0 million in the same period of 2002. This increase is primarily the result of acquisitions of $19.9 million, accrual increases of $13.3 million, and increased maintenance, equipment overhauls, cost of labor and pipeline integrity projects. Included in the accrual increases of $13.3 million is $10 million of corrections of accounting errors in prior periods, however, because management determined that such amount is not material to the Company’s financial statements for the periods presented or the prior periods affected, the charges were recorded in the current period. General and administrative expenses increased $24.9 million, or 25%, from $98.7 million for the nine months ended September 30, 2001 to $123.6 million in the same period of 2002. The primary cause of these increases are $6.2 million of costs for core business process improvements, allocated costs from Duke Energy due to increased service levels, expanded business activity resulting from acquisitions and outside services for legal, accounting and information technology projects.

     Depreciation and amortization increased $27.4 million (excluding $16.3 million of goodwill amortization in 2001), or 14%, from $191.0 million for the nine months ended September 30, 2001 to $218.4 million in the same period of 2002. This increase was due primarily to acquisitions, ongoing capital expenditures for well connections and facility maintenance and enhancements.

     Other costs and expenses increased $6.5 million from income of $.9 million for the nine months ended September 30, 2001, to expense of $5.6 million in the same period in 2002. This increase is mainly due to impairment of the Brigham partnership investment in the first quarter of 2002. Of this amount, $5 million relates to correction of accounting errors in prior periods, however, because management has determined that such amounts are not material to the Company’s financial statements for the periods presented or the prior periods affected, the charges were taken in the current period.

     Interest. Interest expense decreased $1.5 million, or 1%, from $124.8 million for the nine months ended September 30, 2001 to $123.3 million in the same period of 2002. This decrease was primarily the result of lower interest rates and capitalized interest adjustments, partially offset by higher outstanding debt levels.

     Income Taxes. The Company is structured as a limited liability company, which is a pass-through entity for income tax purposes. Income tax expense for the nine months ended September 30, 2002 of $6.7 million is mainly the result of other miscellaneous taxes associated with tax-paying subsidiaries.

     Net Income (Loss). Net income (loss) decreased $363.2 million from $336.9 million for the nine months ended September 30, 2001 to a loss of $26.3 million in the same period of 2002. This decrease was partly the result of decreased NGL prices and increases in operating and maintenance, and general and administrative expenses, slightly offset by lower natural gas prices and acquisition activity. Net income was also negatively affected by charges related to reserves for gas imbalances, storage inventory write-offs, impairment of partnership investments, charges related to completion of the Company’s account reconciliation clean up and increases to our estimate of unrecorded liabilities.

Liquidity and Capital Resources

Operating Cash Flows

     During the first nine months of 2002, funds of $267.4 million were provided by operating activities, a decrease of $71.0 million from the same period of 2001. The decrease is due primarily to a $363.2 million decrease in net income partially offset by changes in working capital balances and unrealized mark-to-market and hedging activity. The decrease in net income is due largely to lower NGL prices and increased operating and general and administrative expenses.

     Price volatility in crude oil, NGLs and natural gas prices have a direct impact on our generation of cash from operations.

Investing Cash Flows

     Our capital expenditures consist of expenditures for acquisitions and construction of additional gathering systems, processing plants, fractionators and other facilities and infrastructure in addition to well connections and upgrades to our existing facilities. For the nine months ended September 30, 2002, we spent approximately $238.4 million on capital expenditures. These capital expenditures were primarily for plant expansions, well connections and plant upgrades.

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

Financing Cash Flows

     In March 2002, we entered into a $650.0 million credit facility which was recently amended (the “Facility”), of which $150.0 million can be used for letters of credit. The Facility is used to support our commercial paper program and for working capital and other general corporate purposes. The Facility matures on March 28, 2003, however, any outstanding loans under the Facility at maturity may, at our option, be converted to a one-year term loan. The Facility requires us to maintain at all times a debt to total capitalization ratio of less than or equal to 53%. The Company entered into an amendment to the Facility on November 13, 2002. The Facility, as amended, bears interest at a rate equal to, at our option, either (1) the London Interbank Offered Rate (“LIBOR”) 1.25% per year (as recently increased) or (2) the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus 0.50% per year. At September 30, 2002, there were no borrowings against the Facility.

     On September 9, 2002 the Company redeemed $100.0 million of its preferred members’ interest by paying cash to each member (Duke Energy and Phillips) in proportion to their ownership interests.

     At September 30, 2002 we had a $30.0 million outstanding Irrevocable Standby Letter of Credit expiring March 31, 2003.

     At September 30, 2002 we had $316.0 million in outstanding commercial paper, with maturities ranging from one day to 51 days and annual interest rates ranging from 2.03% to 2.20%. At no time did the amount of our outstanding commercial paper exceed the available amount under the Facility. In the future, our debt levels will vary depending on our liquidity needs, capital expenditures and cash flow.

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

     At September 30, 2002 we were the guarantors of approximately $103.8 million of debt associated with unconsolidated subsidiaries. Assets of the unconsolidated subsidiaries are pledged as collateral for the debt.

Accounting Pronouncements

In June 2002, the FASB's EITF reached a partial consensus on Issue No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." The EITF concluded that, effective for periods ending after July 15, 2002, mark-to-market gains and losses on energy trading contracts (including those to be physically settled) must be shown on a net basis in the Consolidated Statements of Operations. The Company had previously chosen to report certain of its energy trading contracts on a gross basis, as sales in operating revenues and the associated costs recorded in operating expenses, in accordance with prevailing industry practice. The amounts in the comparative interim Consolidated Statements of Operations have been reclassified to conform to the 2002 presentation. For the nine months ended September 30, 2002 and 2001, application of the new consensus reclassified operating revenues and cost of sales by $1,778 million and $1,253 million, respectively, with no impact on net income.

In October 2002, the EITF, as part of their further deliberations on Issue No. 02-03, rescinded the consensus reached in Issue No. 98-10. As a result, all energy trading contracts that do not meet the definition of derivative under SFAS No. 133 will be recorded at their historical cost and reported on an accrual basis resulting in the recognition of earnings or losses at the time of contract settlement or termination. New non-derivative energy trading contracts into after October 25, 2002 will be accounted for under the accrual accounting basis. Non-derivative energy trading contracts on the Consolidated Balance Sheet as of January 1, 2003 that existed at October 25, 2002 will be removed with a cumulative effect adjustment.

In connection with the decision to rescind Issue No. 98-10, the EITF also reached a consensus that, effective for periods beginning after December 15, 2002, all gains and losses on all derivative instruments held for trading purposes should be shown net in the income statement as Trading and Marketing Net Margin (Loss). Gains and losses on non-derivative energy trading contracts should similarly be presented on a gross or net basis in connection with the guidance in Issue No. 99-19. "Reporting Revenue Gross as a Principal versus Net as an Agent."

The Company is currently assessing the provisions of Issue No. 02-03 and the rescission of Issue No. 98-10 but has not yet determined the impact on the results of operations or financial position.

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

     SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability is increased due to the passage of time based on the time value of money until the obligation is settled.

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

     Mark-to-Market Accounting (“MTM accounting”) — Under the MTM accounting method, an asset or liability is recognized at fair value and the change in the fair value of that asset or liability is recognized in earnings during the current period. This accounting method has been used by other industries for many years, and in 1998 the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) issued guidance 98-10 that required MTM accounting for energy trading contracts. MTM accounting reports contracts at their “fair value,” (the value a willing third party would pay for the particular contract at the time a valuation is made). (See Note 2 to the Consolidated Financial Statements for additional information.)

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

     DER computations are based on a historical simulation, which uses price movements over a specified period (generally ranging from seven to 14 days) to simulate forward price curves in the energy markets to estimate the potential favorable or unfavorable impact of one day’s price movement on the existing portfolio. The historical simulation emphasizes the most recent market activity, which is considered the most relevant predictor of immediate future market movements for crude oil, NGLs, gas and other energy-related products. DER computations utilize several key assumptions, including 95% confidence level for the resultant price movement and the holding period specified for the calculation. The Company’s DER amounts for commodity derivatives instruments held for trading purposes are shown in the following table

Daily Earnings at Risk

	Estimated Average	Estimated Average	High One-Day	Low One-Day
	One-Day Impact	One-Day Impact	Impact on EBIT	Impact on EBIT
	on EBIT for the	on EBIT for the	for the nine	for the nine
	nine months ended	nine months ended	months ended	months ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2002

(In millions)
Calculated DER	$2.3	$1.7	$4.8	$1.1

	Estimated Average	Estimated Average	High One-Day	Low One-Day
	One-Day Impact	One-Day Impact	Impact on EBIT	Impact on EBIT
	on EBIT for the	on EBIT for the	for the three	for the three
	three months ended	three months ended	months ended	months ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2002

(In millions)
Calculated DER	$2.1	$2.3	$3.4	$1.1

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

     Our exposure to commodity price risk is influenced by a number of factors, including contract size, length, market liquidity, location and unique or specific contract terms. The following table illustrates the movements in the fair value of our trading instruments during the nine months ending September 30, 2002.

Changes in Fair Value of Trading Contracts

(In millions)
Fair value of contracts outstanding at the beginning of the period	$37.4
Contracts realized or otherwise settled during the period	(64.7)
Net mark-to-market changes in fair values	18.3

Fair value of contracts outstanding at the end of the period	$(9.0)

     For the nine months ended September 30, 2002, the unrealized net loss recognized in operating income was $46.4 million as compared to an unrealized $32.7 million net gain for the same period in 2001. The fair value of these contracts is expected to be realized in future periods, as detailed in the following table. The amount of cash ultimately realized for these contracts will differ from the amounts shown in the following table due to factors such as market volatility, counterparty default and other unforeseen events that could impact the amount and/or realization of these values.

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

     The following table shows the fair value of our trading portfolio as of September 30, 2002.

	Fair Value of Contracts as of September 30, 2002

				Maturity in
	Maturity in	Maturity in	Maturity in	2005 and
Sources of Fair Value	2002	2003	2004	Thereafter	Total Fair Value

	(In millions)
Prices supported by quoted market prices and other external sources	$2.9	$(7.0)	$1.3	$0.3	$(2.5)
Prices based on models and other valuation methods	(1.3)	(4.3)	(0.6)	(0.3)	(6.5)

Total	$1.6	$(11.3)	$0.7	$—	$(9.0)

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

     The fair value of our qualifying hedge positions at a point in time is not necessarily indicative of the value realized when such contracts settle.

	Contract Value as of September 30, 2002

				Maturity in
	Maturity in	Maturity in	Maturity in	2005 and	Total Fair
Sources of Fair Value	2002	2003	2004	Thereafter	Value

	(In millions)
Quoted market prices	$(21.2)	$(28.9)	$2.2	$1.6	$(46.3)
Prices based on models or other valuation techniques	(7.6)	—	—	—	(7.6)

Total	$(28.8)	$(28.9)	$2.2	$1.6	$(53.9)

     Based upon our portfolio of supply contracts, without giving effect to hedging activities that would reduce the impact of commodity price decreases, a decrease of $.01 per gallon in the price of NGLs and $.10 per million Btus in the average price of natural gas would result in changes in annual pre-tax net income of approximately ($24.0) million and $4.0 million, respectively.

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

     At September 30 2002, we held cash or letters of credit of $29.0 million to secure future performance, and had no amounts deposited with counterparties. Collateral amounts held or posted vary depending on the value of the underlying contracts and cover trading and hedging contracts outstanding. We may be required to return held collateral and post additional collateral should price movements adversely impact the value of open contracts or positions.

     Physical forward contracts and financial derivatives are generally cash settled at the expiration of the contract term. However, financial derivatives are generally subject to margin agreements with the majority of our counterparties.

Interest Rate Risk

     We enter into debt arrangements that are exposed to market risks related to changes in interest rates. We periodically utilize interest rate lock agreements and interest rate swaps to hedge interest rate risk associated with new debt issuances. Our primary goals include (1) maintaining an appropriate ratio of fixed-rate debt to total debt for the Company’s debt rating; (2) reducing volatility of earnings resulting from interest rate fluctuations; and (3) locking in attractive interest rates based on historical averages. As of September 30, 2002, the fair value of our interest rate swap was an asset of $12.0 million.

     As of September 30, 2002, we had approximately $316.0 million outstanding under a commercial paper program. As a result, we are exposed to market risks related to changes in interest rates. In the future, we intend to manage our interest rate exposure using a mix of fixed and floating interest rate debt. An increase of .5% in interest rates would result in an increase in annual interest expense of approximately $2.8 million.

Foreign Currency Risk

     Our primary foreign currency exchange rate exposure at September 30, 2002 was the Canadian dollar. Foreign currency risk associated with this exposure was not material.

Item 4. Controls and Procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Financial Officer and Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Financial Officer and Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC reports.

     As part of the audit for 2001, our external auditors identified certain deficiencies in the design and operation of our internal control procedures that were "reportable conditions" as defined by the AICPA. These conditions were related to balance sheet reconciliation, supervisory review of such reconciliation, analysis of balance sheet accounts, imbalances, joint venture accounting, employee benefit accruals and revenue related functions. Accordingly, the Company significantly improved its controls related to account reconciliations, including supervisory review of such account reconciliations. In addition, the Company developed and implemented an accounting policy related to gas imbalances, and improved the process for monthly review and tracking of gas imbalances. Many other control enhancements were made in 2002 related to joint venture accounting, revenue accounting, NGL accounting, middle office procedure and other areas.

     We have also substantially completed a comprehensive account reconciliation project to review and analyze our balance sheet accounts. The account reconciliation project identified the following five categories where account adjustments were necessary: operating expense accruals; gas inventory adjustments: gas imbalances; joint venture and investment account reconciliation; and other balance sheet accounts. As a result of this account reconciliation project, the Company has recorded certain charges in the current year as discussed above under "Results of Operations". Total charges recorded were approximately $65 million for the nine months ended September 30, 2002, of which management believes $44 million may be related to corrections of accounting errors in prior periods. However, management has determined that the charges related to error corrections are immaterial both individually and in the aggregate on both a quantitative and qualitative basis and to the trends in the financial statements for the periods presented, the prior periods affected and are a fair presentation of the Company's financial statements. In addition, approximately $16 million of the $44 million relates to numerous items identified in the account reconciliation project resulting from system conversions and otherwise unsupportable balance sheet amounts. Due to the nature of these account reconciliation adjustments, it would be impractical to determine what periods these adjustments relate to. Accordingly, the corrections have been recorded in the current year's financial statements.

     The Company believes it has strengthened its internal controls to ensure the integrity of its financial statements. Internal control enhancements will continue over the next several months, however, appropriate detective controls are in place to prevent material misstatements of financial results and financial position.

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

DUKE ENERGY FIELD SERVICES, LLC

November 14, 2002

/s/ Rose M. Robeson Rose M. Robeson Vice President and Chief Financial Officer (On Behalf of the Registrant and as Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Rose M. Robeson certify that:

1. I have reviewed this quarterly report on Form 10-Q of Duke Energy Field Services, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Rose M. Robeson Rose M. Robeson Vice President and Chief Financial Officer

CERTIFICATIONS

I, Jim W. Mogg certify that:

1. I have reviewed this quarterly report on Form 10-Q of Duke Energy Field Services, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Jim W. Mogg Jim W. Mogg Chairman of the Board, President and Chief Executive Officer

EXHIBIT INDEX

EXHIBIT
INDEX	DESCRIPTION

Exhibit 99.1:	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2:	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.