Form 10-K
period 2002-12-31
DUKE ENERGY FIELD SERVICES LLC
filed 2003-03-21
CIK 1119811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-31095

Duke Energy Field Services, LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0632293 (I.R.S. Employer Identification No.)

370 17th Street, Suite 900 Denver, Colorado (Address of principal executive offices)	80202 (Zip Code)

Registrant’s telephone number, including area code
303-595-3331
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
Limited Liability Company Member Interests
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer as defined by Rule 12b-2 of the Act. Yes [   ] No[X]

     As of March 17, 2003, 69.7% of the registrant’s outstanding member interests is beneficially owned by Duke Energy Corporation and 30.3% is beneficially owned by ConocoPhillips. The aggregate market value of the voting and non-voting member interests held by non-affiliates of the registrant computed by reference to the price at which the member interests were last sold, or the average bid and asked price for such member interests, as of the last business day of the registrant’s most recently completed fiscal quarter was $0.

Documents incorporated by reference:
None

PART I.
ITEM 1. Business.
Our Business
Our Business Strategy
Natural Gas Gathering, Processing, Transportation, Marketing and Storage
Natural Gas Liquids Transportation, Fractionation, Marketing and Trading
TEPPCO
Natural Gas Suppliers
Competition
Regulation
Environmental Matters
Employees
ITEM 2. Properties.
ITEM 3. Legal Proceedings.
ITEM 4. Submission of Matters to a Vote of Security Holders.
PART II.
ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters.
ITEM 6. Selected Financial Data.
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
ITEM 8. Financial Statements and Supplementary Data.
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III.
ITEM 10. Directors and Executive Officers of the Registrant.
ITEM 11. Executive Compensation.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management.
ITEM 13. Certain Relationships and Related Transactions.
ITEM 14. Controls and Procedures
PART IV.
ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
EX-10.4 Second Amendment to Services Agreement
EX-10.5 Amendment to Services Agreement
EX-12.1 Calculation of Ratio of Earnings
EX-21.1 Subsidiaries
EX-23.1 Consent of Deloitte & Touche LLP
EX-23.2 Consent of KPMG LLP
EX-99.1 Certification Pursuant to 18 USC Sec. 1350
EX-99.2 Certification Pursuant to 18 USC Sec. 1350
EX-99.3 Consolidated Financial Statements

DUKE ENERGY FIELD SERVICES, LLC
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002

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

     All statements that are not statements of historical facts, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.

     These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks include, but are not limited to, the following:

•	our ability to access the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations;

•	our use of derivative financial instruments to hedge commodity and interest rate risks;

•	the level of creditworthiness of counterparties to transactions;

•	the amount of collateral required to be posted from time to time in our transactions;

•	changes in laws and regulations, particularly with regard to taxes, safety and protection of the environment or the increased regulation of the gathering and processing industry;

•	the timing and extent of changes in commodity prices, interest rates, foreign currency exchange rates and demand for our services;

•	weather and other natural phenomena;

•	industry changes, including the impact of consolidations, and changes in competition;

•	our ability to obtain required approvals for construction or modernization of gathering and processing facilities, and the timing of production from such facilities, which are dependent on the issuance by federal, state and municipal governments, or agencies thereof, of building, environmental and other permits, the availability of specialized contractors and work force and prices of and demand for products;

•	the extent of success in connecting natural gas supplies to gathering and processing systems;

•	the effect of accounting policies issued periodically by accounting standard-setting bodies; and

•	general economic conditions.

     In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.

ITEM 1. Business.

     Duke Energy Field Services, LLC is a company formed in 1999 that holds to the extent that it existed at the time, the combined North American midstream natural gas gathering, processing, marketing and natural gas liquids (“NGL”) business of Duke Energy Corporation (“Duke Energy”) and Phillips Petroleum Company (“Phillips”) prior to its merger with Conoco Inc. (“ConocoPhillips”). References to ConocoPhillips, for periods prior to the merger of Conoco Inc. and Phillips, are references to Phillips. The transaction in which those businesses were combined is referred to in this Form 10-K as the “Combination.” Our limited liability company agreement limits the scope of our business to the midstream natural gas industry in the United States and Canada, the marketing of NGLs in Mexico and the transportation, marketing and storage of other petroleum products, unless otherwise approved by our Board of Directors.

     Unless the context otherwise requires, descriptions of assets, operations and results in this Form 10-K give effect to the Combination and related transactions, the transfer to us of additional midstream natural gas assets acquired by Duke Energy or ConocoPhillips prior to the Combination and the transfer to us of the general partner of TEPPCO Partners, L.P., all of which are described in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In this Form 10-K, the terms “the Company,” “we,” “us” and “our” refer to Duke Energy Field Services, LLC and our subsidiaries, giving effect to the Combination and related transactions.

     From a financial reporting perspective, we are the successor to Duke Energy’s North American midstream natural gas business that existed at the time of the Combination. The subsidiaries of Duke Energy that conducted this business were contributed to us immediately prior to the Combination. For periods prior to the Combination, Duke Energy Field Services and these subsidiaries of Duke Energy are collectively referred to herein as the “Predecessor Company.”

     We are a Delaware limited liability company, and we were formed on December 15, 1999. Our principal executive offices are located at 370 17th Street, Suite 900, Denver, Colorado 80202. Our telephone number is 303-595-3331 and our internet website is www.defs.com.

Our Business

     The midstream natural gas industry is the link between exploration and production of raw natural gas and the delivery of its components to end-use markets. We operate in the two principal segments of the midstream natural gas industry:

•	natural gas gathering, compression, treating, processing, transportation, trading and marketing and storage (“Natural Gas Segment”); and

•	NGL fractionation, transportation, marketing and trading (“NGL Segment”).

     We believe that we are one of the largest gatherers of raw natural gas, based on wellhead volume, in North America. We are the largest producer, and we believe that we are one of the largest marketers, of NGLs in North America. In 2002:

•	we handled an average of approximately 8.3 trillion British thermal units (“Btus”) per day of raw natural gas;

•	we produced an average of approximately 392,000 barrels per day of NGLs;

•	we marketed and traded an average of approximately 576,000 barrels per day of NGLs; and

•	we marketed an average of approximately 2.6 trillion Btus per day of natural gas.

     We gather raw natural gas through gathering systems located in seven major natural gas producing regions: Permian Basin, Mid-Continent, East Texas-Austin Chalk-North Louisiana, Onshore Gulf of Mexico, Rocky Mountains, Offshore Gulf of Mexico and Western Canada. At December 31, 2002, our gathering systems consisted of approximately 60,000 miles of gathering and transmission pipe, with approximately 35,000 active receipt points.

     Our natural gas processing operations involve the separation of raw natural gas gathered both by our gathering systems and by third party systems into NGLs and residue gas. We process the raw natural gas at our 60 owned and operated plants and at 11 third party operated facilities in which we hold an equity interest.

     The NGLs separated from the raw natural gas by our processing operations are either sold and transported as NGL raw mix or further separated through a process known as fractionation into their individual components (ethane, propane, butanes and natural gasoline) and then sold as components. We fractionate NGL raw mix at our 11 owned and operated fractionators and at four third party operated fractionators located on the Gulf Coast in which we hold an equity interest.

     We sell NGLs to a variety of customers ranging from large, multi-national petrochemical and refining companies to small regional retail propane distributors. Substantially all of our NGL sales are made at market-based prices, including approximately 40% of our NGL production that is committed to ConocoPhillips and Chevron Phillips Chemical Company LLC under an existing contract which expires December 31, 2014. In addition, we use trading and storage to manage our price risk and provide additional services to our customers. (See “Natural Gas Liquids Transportation, Fractionation and Marketing” in this section.)

     The residue gas that results from our processing is sold at market-based prices to marketers and end-users, including large industrial customers and natural gas and electric utilities serving individual consumers. We market residue gas directly or through our wholly-owned gas marketing company. We also store residue gas at our 7.5 billion cubic foot natural gas storage facility.

     On March 31, 2000, we combined the gas gathering, processing, marketing and NGLs businesses of Duke Energy and ConocoPhillips that existed at that time. In connection with the Combination, Duke Energy and ConocoPhillips transferred to us all of their respective interests in their subsidiaries that conducted their midstream natural gas business. Concurrent with the Combination, on March 31, 2000, we obtained by transfer from Duke Energy ownership of the general partner of TEPPCO Partners, L.P. (“TEPPCO”), a publicly traded master limited partnership which owns and operates a network of pipelines and storage and terminal facilities for refined products, liquefied petroleum gases, petrochemicals, natural gas and crude oil. The general partner is responsible for the management and operations of TEPPCO. We believe that our ownership of the general partner of TEPPCO improves our business position in the gathering and transportation sectors of the midstream natural gas industry and provides additional flexibility in pursuing our disciplined acquisition strategy by providing an alternative acquisition vehicle.

     Duke Energy and ConocoPhillips are currently having discussions regarding possible changes to DEFS ownership. Member interests in DEFS are currently held 69.7% by Duke Energy and 30.3% by ConocoPhillips. As a result of the merger between Conoco Inc. (“Conoco”) and Phillips Petroleum Company that created ConocoPhillips, ConocoPhillips owns the midstream natural gas assets that were formerly owned by Conoco. Duke Energy and ConocoPhillips are currently discussing the possible contribution by ConocoPhillips of certain of these assets to DEFS. There is no certainty that these discussions will lead to a transaction in which ConocoPhillips would contribute these assets to DEFS or what the terms of such a transaction might be.

     A discussion of the current business and operations of each of our segments follows the description of our business strategy. For further discussion of these segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For financial information concerning our business segments, see Note 17, “Business Segments,” of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

Our Business Strategy

     We are one of the largest gatherers of raw natural gas, based on wellhead volume, in North America. We are the largest producer and one of the largest marketers of NGLs in North America. Our limited liability company agreement limits the scope of our business to the midstream natural gas industry in the United States and Canada, the marketing of NGLs in Mexico, and the transportation, marketing and storage of other petroleum products, unless otherwise approved by our board of directors. We have significant midstream natural gas operations in five of the largest natural gas producing regions in North America. In the current economic environment, we are pursuing the following strategies:

•	Size and focus of our existing operations. Our size, scope and concentration of our assets in our regions of operation provide for opportunities to acquire additional supplies of raw natural gas. Our significant market presence and asset base generally provide us opportunities to use our economies of scale to be the low cost provider in connecting new raw natural gas supplies and providing value chain gathering and processing services. In addition, we believe our size and geographic diversity allow us to benefit from the growth of natural gas production in multiple regions while mitigating the adverse effects from a downturn in any one region.

•	Increase our presence in each aspect of the midstream business. We are active in each significant aspect of the midstream natural gas value chain, including raw natural gas gathering, processing and transportation, NGL fractionation, and NGL and residue gas transportation and marketing. Each link in the value chain provides us with an opportunity to earn incremental income from the raw natural gas that we gather and from the NGLs and residue gas that we produce.

•	Increase our presence in high growth production areas. We intend to use our strategic asset base in North America and our leading position in the midstream natural gas industry as a platform for future growth. We plan to increase our operations by following a disciplined acquisition strategy, and by expanding existing infrastructure and constructing new gathering lines and processing facilities.

•	Further streamline our low-cost structure. Our economies of scale, operating efficiency and resulting low cost structure enhance our ability to attract new raw natural gas supplies and generate current income. The low-cost provider in any region can more readily attract new raw natural gas volumes by offering more competitive terms to producers. We believe that we have a complementary base of assets from which to further extract operating efficiencies and cost reductions, while continuing to provide superior customer service. In addition, we continue to optimize our existing assets by looking at potential plant consolidation, reviewing our contract structure and ensuring reliability in our plant operations.

Natural Gas Gathering, Processing, Transportation, Marketing and Storage

Overview

     At December 31, 2002, our raw natural gas gathering and processing operations consisted of:

•	approximately 60,000 miles of gathering and transmission pipe, with connections to approximately 35,000 active receipt points; and

•	60 owned and operated processing plants and ownership interests in 11 additional third party operated plants, with a combined processing capacity of approximately 8.0 billion cubic feet per day.

     In 2002, we gathered, processed and/or transported approximately 8.3 trillion Btus per day of raw natural gas. As a result of new connections resulting from both increased drilling and released raw natural gas, we connected approximately 1,600 additional receipt points in 2002.

     Our raw natural gas gathering and processing operations are located in 11 contiguous states in the United States and two provinces in Western Canada. We provide services in the following key North American natural gas and oil producing regions: Permian Basin, Mid-Continent, East Texas-Austin Chalk-North Louisiana, Onshore Gulf of Mexico, Rocky Mountains, Offshore Gulf of Mexico and Western Canada. We have a significant presence in the first five of these producing regions. According to Hart Downstream Energy Services “Gas Processors Report” dated November 18, 2002, we are the largest NGL producer in North America.

     Raw Natural Gas Supply Arrangements. Typically, we take ownership, control or custody of raw natural gas at the wellhead. The producer may dedicate to us the raw natural gas produced from designated oil and natural gas leases for a specific term. The term for dedicated gas can range from 30 days to life of lease. We obtain access to raw natural gas and provide our midstream natural gas service principally under three types of processing contracts: percentage-of-proceeds contracts, fee-based contracts and keep-whole and wellhead-purchase contracts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Effects of Our Raw Natural Gas Supply Arrangements” for a description of these types of contracts.

     Raw Natural Gas Gathering. We receive raw natural gas from a diverse group of producers under contracts with varying durations to provide a stable supply of raw natural gas through our processing plants. A significant portion of the raw natural gas that is processed by us is produced by large producers, including ConocoPhillips, Anadarko Petroleum, Exxon Mobil, EOG Resources, and Dominion, which together account for approximately 20% of our processed raw natural gas.

     We continually seek new supplies of raw natural gas, both to offset natural declines in production from connected wells and to increase throughput volume. We obtain new well connections in our operating areas by contracting for production from new wells or by obtaining raw natural gas that has been released from other third party gathering systems. Producers may switch raw natural gas from one gathering system to another to obtain better commercial terms, conditions and service levels.

     We believe our significant asset base and scope of our operations provide us with significant opportunities to add released raw natural gas to our systems. In addition, we have significant processing capacity in the Offshore Gulf of Mexico and Rocky Mountain regions, which contain significant quantities of proved natural gas reserves. We also have a presence in other potential high-growth areas such as the Western Canadian Sedimentary Basin.

     Gathering systems are operated at design pressures that will maximize the total throughput from all connected wells. On gathering systems where it is economically feasible, we operate at a relatively low pressure, which can allow us to offer a significant benefit to producers. Specifically, lower pressure gathering systems allow wells, which produce at progressively lower field pressures as they age, to remain connected to gathering systems and continue to produce for longer periods of time. As the pressure of a well declines, it becomes increasingly more difficult to deliver the remaining production in the ground against a higher pressure that exists in the connecting gathering system. Field compression is typically used to lower the pressure of a gathering system. If field compression is not installed, then the remaining production in the ground will not be produced because it cannot overcome the higher gathering system pressure. In contrast, if field compression is installed, then a well can continue delivering production that otherwise would not be produced. Our field compression systems provide the flexibility of connecting a high pressure well to the downstream side of the compressor even though the well is producing at a pressure greater than the upstream side. As the well ages and the pressure naturally declines, the well can be reconnected to the upstream, low pressure side of the compressor and continue to produce. By maintaining low pressure systems with field compression units, we believe that the wells connected to our systems are able to produce longer and at higher volumes before disconnection is required.

     Raw Natural Gas Processing. Most of our natural gas gathering systems feed into our natural gas processing plants. Our processing plants received an average of approximately 6.5 trillion Btus per day of raw natural gas and produced an average of 392,000 barrels per day of NGLs during 2002.

     Our natural gas processing operations involve the extraction of NGLs from raw natural gas, and, at certain facilities, the fractionation of NGLs into their individual components (ethane, propane, butanes and natural gasoline). We sell NGLs produced by our processing operations to a variety of customers ranging from large, multi-national petrochemical and refining companies, including one of our owners, ConocoPhillips, to small, regional retail propane distributors. At four of our Mid-Continent facilities the element helium is isolated from the raw gas stream and sold to industrial gas companies.

     We also remove off-quality crude oil, nitrogen, hydrogen sulfide, carbon dioxide and brine from the raw natural gas stream. The nitrogen and carbon dioxide are released into the atmosphere, and the crude oil and brine are accumulated and stored temporarily at field compressors or at various plants. The brine is transported to licensed disposal wells owned either by us or by third parties. The crude oil is sold in the off-quality crude oil market.

     Residue Gas Marketing. In addition to our gathering and processing activities, we are involved in the purchase and sale of residue gas, directly or through our wholly owned gas marketing company and our affiliates. Our gas marketing efforts involve supplying the residue gas demands of end-user customers that are physically attached to our pipeline systems, supplying the gas processing requirements associated with our keep-whole processing agreements and selling gas into downstream pipelines. We are focused on extracting the highest possible value for the residue gas that results from our processing and transportation operations.

     Our gas trading and marketing activities are supported by our ownership of the Spindletop storage facility and various intrastate pipelines which give us access to market centers/hubs such as Waha, Texas; Katy, Texas and the Houston Ship Channel. We undertake these activities through the use of fixed forward sales, basis and spread trades, storage opportunities, put/call options, term contracts and spot market trading. We believe there are additional opportunities to grow our services to our customer base.

     Our Spindletop storage facility plays an important role in our ability to act as a full-service natural gas trader and marketer. We lease over half of the facility’s capacity to our customers, and we use the balance to manage relatively constant natural gas supply volumes with uneven demand levels, provide “backup” service to our customers and support our trading activities.

     The natural gas marketing industry is a highly competitive commodity business. We provide a full range of natural gas marketing services in conjunction with the gathering, processing and transportation services we offer on our facilities, which allows us to use our asset infrastructure to enhance our revenues across each aspect of the midstream natural gas value chain.

Regions of Operations

     Our operations cover substantially all of the major natural gas producing regions in the United States, as well as portions of Western Canada. Our geographic diversity reduces the impact of regional price fluctuations and regional changes in drilling activity.

     Our raw natural gas gathering and processing assets are managed in line with the seven geographic regions in which we operate. The following table provides information concerning the raw natural gas gathering systems and processing plants owned or operated by us at December 31, 2002.

					2002 Operating Data
	Gas
	Gathering	Company	Plants	Net Plant	Plant Inlet	NGLs
	System	Operated	Operated	Capacity(1)	Volume(1)	Production
Region	(miles)	Plants	by Others	(MMcf/d)(3)	(BBtu/d)(3)	(Bbls/d)(3)

Permian Basin	16,664	17	2	1,380	1,364	121,559
Mid-Continent	30,270	13	1	2,019	1,896	123,759
East Texas-Austin Chalk-North Louisiana	4,614	6	—	1,185	1,026	61,743
Onshore Gulf of Mexico	4,561	7	1	1,118	1,015	48,053
Rocky Mountains	2,756	9	—	475	399	21,294
Offshore Gulf of Mexico	685	2	6	1,332	357 (2)	9,265
Western Canada	921	6	1	543	401	6,240

Total	60,471	60	11	8,052	6,458	391,913

(1)	Note that while capacity is measured volumetrically (in cubic feet), inlet volumes are measured using heating value (in British thermal units).

(2)	Excludes inlet volumes of about 335 BBtu/d net for plants operated by others.

(3)	MMcf/d: million cubic feet per day; BBtu/d: billion British thermal units per day; Bbls/d: barrels per day.

     Our key suppliers of raw natural gas in these seven regions include major integrated oil companies, independent oil and gas producers, intrastate pipeline companies and natural gas marketing companies. Our principal competitors in this segment of our business consist of major integrated oil companies, independent oil and gas producers, independent oil and gas gatherers, and interstate and intrastate pipeline companies.

     Regional Strategies. Continued raw natural gas supply is key to our success. Maintaining our raw natural gas supply enables us to maintain throughput volumes and asset utilization throughout our entire midstream natural gas value chain. As we develop our regional strategies, we evaluate the nature of the opportunity that a particular region presents. The attributes that we evaluate include the nature of the gas reserves and production profile, existing midstream infrastructure including capacity and capabilities, the regulatory environment, the characteristics of the competition and the competitive position of our assets and capabilities. In a general sense, we employ one or more of the strategies described below:

•	Growth - in regions where production is expected to grow significantly and/or there is a need for additional gathering and processing infrastructure, we plan to expand our gathering and processing assets by following a disciplined acquisition strategy, by expanding existing infrastructure and by constructing new gathering lines and processing facilities.

•	Consolidation - in regions that include mature producing basins with flat to declining production or that have excess gathering and processing capacity, we seek opportunities to efficiently consolidate the existing asset base to increase utilization and operating efficiencies and realize economies of scale.

•	Opportunistic - in regions where production growth is not primarily generated by new exploration drilling activity, we intend to optimize our existing assets and selectively expand certain facilities or construct new facilities to seize opportunities to increase our throughput. These regions are generally experiencing stable to increasing production through the application of new drilling technologies like 3-D seismic, horizontal drilling and improved well completion techniques. The application of new technologies is causing the drilling of additional wells in areas of existing production and recompletions of existing wells which create additional opportunities to add new gas supplies.

     In each region, we plan to apply both our broad overall business strategy and the strategy uniquely suited to each region. We believe this plan will yield balanced growth initiatives, including new construction in certain high growth areas, expansion of existing systems, combined with efficiency improvements and/or asset consolidation. We also plan to rationalize assets and redeploy capital to higher value opportunities.

     A description of our operations, key suppliers and principal competitors in each region is set forth below:

     Permian Basin. Our facilities in this region are located in West Texas and Southeast New Mexico. We own majority interests in, and we are the operator of, 17 natural gas processing plants in this region. In addition, we own minority interests in two other natural gas processing plants that are operated by others. Our natural gas processing plants are strategically located to access Permian Basin production. Our plants have processing capacity net to our interest of 1.4 billion cubic feet of raw natural gas per day. Operations in this region are primarily focused on gathering, processing and marketing of natural gas and NGLs. We offer low, intermediate and high pressure gathering services, and processing and treating services for both sweet and sour gas production. Three of our processing facilities provide fractionation services. Residue gas sales are enhanced by access to the Waha Hub where multiple pipeline interconnects source gas for virtually every market in the United States. Our older facilities have been modernized to improve product recoveries, and some of our plants include facilities for the production of sulfur. During 2002, these plants operated at an overall 81% capacity utilization rate. On average, the raw natural gas from West Texas and Southeast New Mexico contains approximately 4.0 gallons of NGLs per thousand cubic feet.

     As we generally pursue a consolidation strategy in this region, our assets will allow us to compete for new gas supplies in most major fields and benefit from the increases in drilling and production from technological advances. In addition, our ability to redirect gas between several processing plants allows us to maximize utilization of our processing capacity in this region.

     Our key suppliers in this region include ExxonMobil, Occidental, Anadarko Petroleum, ConocoPhillips, Dominion Resources, Chevron-Texaco, and Yates Petroleum. Our principal competitors in this region include Dynegy, Sid Richardson, ConocoPhillips, Western Gas Resources, BP, El Paso Energy Partners, Marathon and Chevron-Texaco.

     Mid-Continent. Our facilities in this region are located in Oklahoma, Kansas, the Texas Panhandle and four counties in Southeast Colorado. In this region, we own and are the operator of 13 natural gas processing plants. We also own a minority interest in one other natural gas processing plant that is operated by a third party. We gather and process raw natural gas primarily from the Arkoma, Ardmore, and Anadarko Basins, including the prolific Hugoton and Panhandle fields. Our plants have processing capacity net to our interest of 2.0 billion cubic feet of raw natural gas per day. During 2002, our plants operated at an overall 82% capacity utilization rate. On average, the raw natural gas from this region contains 4.1 gallons of NGLs per thousand cubic feet.

     We also produce approximately 25% of the United States’ domestic supply of helium from our Mid-Continent facilities. Annual growth in demand for helium over the past five years has been approximately 8% per year. Because of its unique characteristics and use as an industrial gas, we expect demand for helium to grow well into the future.

     Existing production in the Mid-Continent region is typically from mature fields with shallow decline profiles that will provide our plants with a dependable source of raw natural gas over a long term. With the development of improved exploration and production techniques such as 3-D seismic and horizontal drilling over the past several years, additional reserves have become economically producible in this region. We hold large acreage dedication positions with various producers who have developed programs to add substantially to their reserve base. The infrastructure of our plants and gathering facilities is uniquely positioned to pursue our consolidation strategy in this region.

     Our key suppliers in this region include ConocoPhillips, OXY USA, Dominion Resources, EOG Resources, Marathon Oil Company, Chesapeake Energy Corporation, Apache Corporation and Anadarko Petroleum. Our principal competitors in this region include Oneok Field Services, Enogex Inc., CMS Field Services, Pioneer, Enbridge, and BP.

     East Texas-Austin Chalk-North Louisiana. Our facilities in this region are located in East Texas, North Louisiana and the Austin Chalk formation of East Central Texas and Central Louisiana. We own majority interests in and are the operator of six natural gas processing plants in this region. Our plants have processing capacity net to our interest of 1.2 billion cubic feet of raw natural gas per day. During 2002, these plants operated at an overall 74% capacity utilization rate.

     Our East Texas operations are centered around our East Texas Complex, located near Carthage, Texas. This plant complex is the third largest raw natural gas processing facility in the continental United States, based on liquids recovery, and currently produces approximately 38,000 barrels per day of NGLs. The plant is connected to and processes raw natural gas from our own gathering systems as well as from several third party gathering systems, including those owned by Gulf South, Anadarko Petroleum and American Central. Most of the raw natural gas processed at the complex is contracted under percent-of-proceeds agreements with an average remaining term of approximately five years. The complex is adjacent to our Carthage Hub, which delivers residue gas to interconnects with 12 interstate and intrastate pipelines. The Carthage Hub, with an aggregate delivery capacity of 1.5 billion cubic feet per day, acts as a key exchange point for the purchase and sale of residue gas.

     In the Austin Chalk area, where we provide essential low pressure gathering and compression services, infill drilling and recompletion activity continue to offset the lower decline rates of this mature production area. Given the maturity of this area, consolidation of our own facilities and/or consolidation with other gathering and processing companies could occur. In the Eastern Chalk area (Brookeland and Masters Creek), consolidation of the gas processing facilities was completed in July 2002. Gas prices are supporting new drilling activity, which has reduced decline rates. Volume declines in the near term, however, are expected to continue. Additional improvements in technology or sustained higher gas prices could significantly increase activity and reserve recovery in either of these two areas.

     In North Louisiana, we gather and process or gather and transport over 420 billion Btus per day. We operate one of the largest intrastate pipelines in Louisiana, the PELICO System, which delivers gas to industrial customers and electric generators within the state and also makes deliveries to six interstate pipelines at or near the Perryville Hub.

     Our key suppliers in this region include Anadarko Petroleum, Devon Energy and ConocoPhillips. Our principal competitors in this region include Gulf South, El Paso Energy Partners and Energy Transfer.

     Onshore Gulf of Mexico. Our facilities in this region are located in South Texas and the Southeastern portions of the Texas Gulf Coast. We own a 100% interest in and are the operator of seven natural gas processing plants and the Spindletop gas storage facility in this region. In addition, we own a minority interest in one natural gas processing plant that is operated by another entity. Our plants have processing capacity net to our interest of 1.1 billion cubic feet of raw natural gas per day. During 2002, the plants in this region ran at an overall 80% capacity utilization rate.

     Our Spindletop natural gas storage facility is located near Beaumont, Texas and has current working natural gas capacity of 7.5 billion cubic feet, plus expansion potential of up to an additional ten billion cubic feet. We currently have approximately 3.75 billion cubic feet of the available storage capacity under lease with third parties with expiration terms out to July 2003. This high deliverability storage facility interconnects with 10 interstate and intrastate pipelines and is positioned to meet the hourly demand needs of the natural gas-fired electric generation marketplace, currently the fastest growing demand segment of the natural gas industry.

     To achieve growth in our Onshore Gulf of Mexico region, we intend to fully integrate our acquired assets and use the diversity of our current asset base to provide value-added services to our broad customer base. We will also seek additional opportunities to participate in the anticipated growth in supply from this region.

     Our key suppliers in this region include Apache Corporation, United Oil and Minerals and El Paso Production Company. Our principal competitors in this region include El Paso Field Services, Kinder Morgan and Houston Pipe Line Company.

     Rocky Mountains. Our facilities in this region are located in the DJ Basin of Northern Colorado, the Greater Green River Basin and Overthrust Belt areas of Southwest Wyoming and Northeast Utah. We own a 100% interest in and are the operator of nine natural gas processing plants in this region. Our plants have processing capacity of 475 million cubic feet of raw natural gas per day. During 2002, our plants in this region operated at an overall 70% capacity utilization rate.

     The Rocky Mountains region has well placed assets with strong competitive positions in areas that are expected to benefit from increased drilling activity, providing us with a platform for growth. In this region, we expect to achieve growth through our existing assets, strategic acquisitions and development of new facilities. In addition, we intend to pursue an opportunistic strategy in areas of the region where new technologies and recovery methods are being employed.

     Our key suppliers in the region include Patina Oil & Gas, BP, Kerr McGee and Anadarko Petroleum. Our principal competitors in this region include Kerr McGee, Williams Field Services and Western Gas Resources.

     Offshore Gulf of Mexico. Our facilities in this region are located along the Gulf Coast areas of Louisiana, Mississippi and Alabama. We own an average 48% interest in and are the operator of two natural gas processing plants in this region. In addition, we own a 51% interest in one natural gas processing plant and minority interests in five other natural gas processing plants, all of which are operated by other entities. The plants have processing capacity net to our interest of 1.3 billion cubic feet of raw natural gas per day. During 2002, our plants in this region operated at an overall 49% capacity utilization rate. All of these plants straddle offshore pipeline systems delivering a lower NGL content gas stream than that of our onshore gathering systems.

     In addition, we own a 71.8% interest in Dauphin Island Gathering Partners (“Dauphin Island”), a partnership which owns and operates an offshore gathering and transmission system. Dauphin Island has attractive market outlets, including deliveries to Texas Eastern Transmission (“TETCO”), Gulfstream Natural Gas System, Transco, Gulf South, and Florida Gas Transmission for re-delivery to the Southeast, Mid-Atlantic, Northeast and New England natural gas markets. Dauphin Island’s leased capacity on TETCO’s pipeline provides us with a means to cross the Mississippi River to deliver or receive production from the Venice, Louisiana natural gas hub area. Further, the Main Pass Oil Gathering Company system, in which we own a 33.3% interest, also has access to a variety of shallow-water and deep-water oil production platforms and dual market outlets into Shell’s Delta terminal as well as Chevron-Texaco’s Cypress terminal.

     On May 31, 2002, we acquired 33.3% of the outstanding membership interests in Discovery Producer Services, LLC (“DPS”). The DPS assets, which were primarily constructed in 1997, extend from deepwater offshore Louisiana to onshore delivery points approximately 30 miles south of New Orleans. DPS owns and operates a 600 million cubic feet per day (MMcf/d) interstate pipeline, including a 30-inch mainline that extends to the edge of the outer continental shelf, a condensate handling facility, a 600 MMcf/d cryogenic gas processing plant, a 42,000 barrels per day fractionator, 400 MMcf/d of deepwater gathering laterals and a fixed-leg platform at Grand Isle 115 to host deepwater developments.

     We believe that the Offshore Gulf of Mexico production area will be one of the most active regions for new drilling in the United States. Our strategic plan for this region is to connect new facilities to our existing base so that we can realize new offshore development opportunities. Our existing assets in the eastern Gulf of Mexico are positioned to access new and ongoing production developments. Based on our broad range of assets in the region, we intend to capture incremental margins along the natural gas value chain.

     Our key suppliers in the Offshore Gulf of Mexico region include El Paso Production Company, ExxonMobil, Dominion Resources and AGIP. Our principal competitors in this region include BP Pipelines, Shell Gas Transmission, Williams Field Services and El Paso Field Services.

     Western Canada. We own interests in seven natural gas processing plants in Western Canada and operate six of these plants. These facilities are located in northeastern British Columbia, the Peace River Arch area of northwestern Alberta and the central foothills area of Alberta. In total, the facilities in this region have processing capacity net to our interest of 543 million cubic feet of raw sour natural gas per day. Over 900 miles of gathering systems and 100,000 horsepower of compression support these facilities. During 2002, our processing plants in this area operated at an overall 66% capacity utilization rate. Our processing facilities in this area are new, with the majority having been constructed since 1995. Our processing arrangements are primarily fee-based, providing an income stream that is not directly subject to fluctuations in commodity prices. Our foreign operations in Canada are subject to risks inherent in transactions involving foreign currencies.

     The Peace River Arch area continues to be an active drilling area with land widely held among several large and small producers. Multiple residue gas market outlets can be accessed from our facilities through connections to TransCanada’s NOVA system, the Westcoast system into British Columbia and the Alliance Pipeline.

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

Natural Gas Liquids Transportation, Fractionation, Marketing and Trading

Overview

     We market our NGLs and provide marketing services to third party NGL producers and sales customers in significant NGL production and market centers in the United States. In 2002, we marketed and traded approximately 576,000 barrels per day of NGLs, of which approximately 63% was production for our own account, ranking us as one of the largest NGL marketers in the country.

     Our NGL services include plant tailgate purchases, transportation, fractionation, flexible pricing options, price risk management and product-in-kind agreements. Our primary NGL operations are located in close proximity to our gathering and processing assets in each of the regions in which we operate, other than Western Canada.

     In 2001, we acquired five propane rail terminals and constructed one in the northeastern United States, establishing us as a prominent wholesale purchaser and seller of propane in the Northeast. Marketing propane from these rail terminals, along with volume from TEPPCO’s Providence, Rhode Island import facility, accounts for approximately 23,000 barrels per day of wholesale business.

     We possess a large asset base of NGL fractionators and pipelines that are used to provide value-added services to our refining, chemical, industrial, retail and wholesale propane-marketing customers. We intend to capture premium value in local markets while maintaining a low cost structure by maximizing facility utilization at our 11 owned and operated fractionators, including two at the Mont Belvieu market center, and ten pipeline systems. Our current total fractionation capacity is approximately 177,000 barrels per day.

Strategy

     Our strategy is to utilize the size, scope and reliability of supply from our raw natural gas processing operations and apply our knowledge of NGL market dynamics to make additional investments in NGL infrastructure. Our interconnected natural gas processing operations provide us with an opportunity to capture fee-based investment opportunities in certain NGL assets, including pipelines, fractionators and terminals. In conjunction with this investment strategy and as an enhancement to the margin generation from our NGL assets, we also intend to focus on the following areas: producer services, local sales and fractionation, market hub fractionation, transportation and market center trading and storage, each of which is discussed briefly below.

     Customer Services. We plan to continue to expand our services to customers, including producers and end users, principally in the areas of price risk management and marketing of their products. Over the last several years, we have expanded our supply base significantly beyond our own equity production by providing a long term market for third party NGLs at competitive prices.

     Local Sales and Fractionation. We will seek opportunities to maximize the value of our product by continuing to expand local sales. We have fractionation capabilities at 11 of our owned and operated raw natural gas processing plants, and at two raw natural gas processing plants in which we own minority interests and which are operated by others. Our ability to fractionate NGLs at regional processing plants provides us with direct access to local NGL markets.

     Market Hub Fractionation. We will continue to focus on optimizing our product slate from our two Mont Belvieu, Texas market center fractionators, the Mont Belvieu I and Enterprise Products fractionators, where we have a combined owned capacity of 57,000 barrels per day. The control of products from these fractionators complements our market center trading activity.

     Transportation. We will seek additional opportunities to invest in NGL pipelines and secure favorable third party transportation arrangements. We use company owned NGL pipelines to transport approximately 49,500 barrels per day of our total NGL pipeline volumes, providing transportation to market center fractionation hubs or to end use markets. We also are a significant shipper on third party pipelines in the Rocky Mountains, East Texas, Mid-Continent and Permian Basin producing regions and, as a result, receive the benefit of incentive rates on many of our NGL shipments.

     Market Center Trading and Storage. We use trading and storage at the Mont Belvieu, Texas and Conway, Kansas NGL market centers to manage our price risk and provide additional services to our customers. We undertake these activities through the use of fixed forward sales, basis and spread trades, storage opportunities, put/call options, term contracts and spot market trading. We believe there are additional opportunities to grow our price risk management services with our customer base.

     Wholesale Propane Marketing. We continue to expand our propane wholesale marketing activity into areas where asset infrastructure exists. We currently utilize rail, pipeline and waterborne import facility assets to transport propane to market. Propane wholesale marketing involves the purchase of propane from both our Natural Gas Segment and third party producers for delivery and sale to wholesale and end use customers. Additionally, we provide our wholesale customers price risk products such as fixed price and option contracts to mitigate the seasonal price fluctuations of propane.

Key Suppliers and Competition

     The marketing of NGLs is a highly competitive business that involves integrated oil and natural gas companies, midstream gathering and processing companies, trading houses, international liquid propane gas producers and refining and chemical companies. There is competition to source NGLs from plant operators for movement through pipeline networks and fractionation facilities as well as to supply large consumers such as multi-state propane, refining and chemical companies with their NGL needs. Our largest suppliers are our own processing plants and Oneok, Koch, ConocoPhillips and RME Petroleum Co. Our largest sales customers are Chevron Phillips Chemical Company, ConocoPhillips, Dow Hydrocarbons and Eastman Chemical which accounted for approximately 19%, 13%, 5%, and 3%, respectively, of our total NGL transportation, fractionation and marketing revenues in 2002. Our principal competitors in the marketing of NGLs are Enterprise Products, Koch, Dynegy and Louis Dreyfus. In 2002, we marketed and traded an average of approximately 576,000 barrels per day, or approximately 25% of the available domestic supply, which includes gas plant production, refinery plant production and imports.

TEPPCO

     On March 31, 2000, we obtained by transfer from Duke Energy, ownership of the general partner of TEPPCO, a publicly traded master limited partnership. TEPPCO operates in three principal areas:

•	refined products, liquefied petroleum gases and petrochemicals transportation (Downstream Segment);

•	crude oil gathering, transportation and marketing (Upstream Segment); and

•	natural gas gathering, NGLs transportation and NGLs fractionation (Midstream Segment).

     TEPPCO’s Downstream Segment is one of the largest pipeline common carriers of refined petroleum products and liquefied petroleum gases in the United States. This system is comprised of an approximate 4,300 mile products pipeline system, extending from southeast Texas through central and midwest states to the northeast United States and is the only pipeline system that transports liquefied petroleum gases to the northeast United States from the Texas Gulf Coast. Its operations include the interstate transportation, storage and terminaling of petroleum products; short-haul shuttle transportation of liquefied petroleum gas at its Mont Belvieu, Texas complex; and other ancillary services. TEPPCO’s Downstream Segment owns and operates three petrochemical pipelines in Texas between Mont Belvieu and Port Arthur. As of February 10, 2003, TEPPCO’s Downstream Segment also owns a 50% interest in Centennial Pipeline LLC (“Centennial”). Marathon Ashland Petroleum LLC owns the other 50% interest. Centennial owns and operates an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to Illinois.

     TEPPCO’s Upstream Segment owns and operates approximately 2,600 miles of crude oil trunk line and gathering pipelines, primarily in Texas and Oklahoma. It also owns a 50% interest in Seaway Crude Pipeline Company, or Seaway, which owns an approximately 500 mile, large diameter crude oil pipeline that transports primarily imported crude oil from the Texas Gulf Coast to the mid-continent and midwest refining sectors. ConocoPhillips owns the remaining interest in Seaway. In addition, TEPPCO’s Upstream Segment owns crude oil storage tanks at Cushing, Oklahoma and Midland, Texas, and interests in two crude oil pipelines operating in New Mexico, Oklahoma and Texas.

     TEPPCO’s Midstream Segment owns and operates approximately 650 miles of NGLs pipelines located along the Texas Gulf Coast and two fractionators in Colorado. In September 2001, TEPPCO’s Midstream Segment acquired Jonah Gas Gathering Company, which gathers natural gas in the Green River Basin in southwestern Wyoming. The Jonah natural gas gathering system consists of approximately 350 miles of pipelines. Natural gas gathered on the Jonah system is delivered to several interstate pipeline systems that provide access to a number of West Coast, Rocky Mountain and midwest markets. On March 1, 2002, TEPPCO’s Midstream Segment expanded its NGLs operations with the acquisition of the Chaparral and Quanah pipelines, which consist of a combined 970 miles of gathering and trunk pipelines extending from southeastern New Mexico and West Texas to Mont Belvieu, Texas. On June 30, 2002, TEPPCO’s Midstream Segment acquired the Val Verde coal seam gas gathering system from a subsidiary of Burlington Resources Inc. The Val Verde gathering system consists of 360 miles of pipeline, 14 compressor stations and a large amine treating facility for the removal of carbon dioxide. The system has a pipeline capacity of approximately one billion cubic feet of gas per day. The Val Verde gathering system gathers coal seam gas from the Fruitland Coal Formation of the San Juan Basin in New Mexico. The system is one of the largest coal seam gas gathering and treating facilities in the United States. Certain of the assets of TEPPCO’s Midstream Segment are operated and commercially managed by us under agreements with TEPPCO.

     We believe that our ownership of the general partnership interest of TEPPCO improves our business position in the gathering and transportation sector of the midstream natural gas industry and provides us additional flexibility in pursuing our disciplined acquisition strategy by providing an alternative acquisition vehicle.

     The general partner of TEPPCO manages and directs TEPPCO under the TEPPCO partnership agreement and the partnership agreements of its operating partnerships. Under these partnership agreements, the general partner of TEPPCO is reimbursed for all direct and indirect expenses it incurs and payments it makes on behalf of TEPPCO.

     TEPPCO makes quarterly cash distributions of its available cash, which consists generally of all cash receipts less disbursements and cash reserves necessary for working capital, anticipated capital expenditures and contingencies and debt payments, the amounts of which are determined by the general partner of TEPPCO.

     The partnership agreements provide for incentive distributions payable to the general partner of TEPPCO out of TEPPCO’s available cash in the event quarterly distributions to its unitholders exceed certain specified targets. In general, subject to certain limitations, if a quarterly distribution exceeds a target of $.275 per limited partner unit, the general partner of TEPPCO will receive incentive distributions equal to:

•	15% of that portion of the distribution per limited partner unit which exceeds the minimum quarterly distribution amount of $.275 but is not more than $.325, plus

•	25% of that portion of the quarterly distribution per limited partner unit which exceeds $.325 but is not more than $.45, plus

•	50% of that portion of the quarterly distribution per limited partner unit which exceeds $.45.

     At TEPPCO’s 2002 per unit distribution level, the general partner received approximately 25% of the cash distributed by TEPPCO to its partners, which consisted of 23% from the incentive cash distribution and 2% from the general partner interest. During 2002, total cash distributions to the general partner of TEPPCO were $37.7 million. Also during 2002, equity contributions of $7.6 million were paid by the general partner to TEPPCO.

Natural Gas Suppliers

     We purchase substantially all of our raw natural gas from producers under varying term contracts. Typically, we take ownership of raw natural gas at the wellhead, settling payments with producers on terms set forth in the applicable contracts. These producers range in size from small independent owners and operators to large integrated oil companies, such as ConocoPhillips, our largest single supplier. No single producer accounted for more than 10% of our natural gas throughput in 2002. Each producer often dedicates to us the raw natural gas produced from designated oil and natural gas leases for a specific term. The term for dedicated gas can range from 30 days to life of lease. We consider our relationships with our many producers to be good. For a description of the types of contracts we have entered into with our suppliers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Effects of Our Raw Natural Gas Supply Arrangements.”

Competition

     We face strong competition in acquiring raw natural gas supplies. Our competitors in obtaining additional gas supplies and in gathering and processing raw natural gas include:

•	major integrated oil companies;

•	major interstate and intrastate pipelines or their affiliates;

•	independent oil and gas producers;

•	other large raw natural gas gatherers that gather, process and market natural gas and/or NGLs; and

•	a relatively large number of smaller raw natural gas gatherers of varying financial resources and experience.

     Competition for raw natural gas supplies is concentrated in geographic regions based upon the location of gathering systems and processing plants. Although we are one of the largest gatherers and processors in most of the geographic regions in which we operate, most producers in these areas have alternate gathering and processing facilities available to them. In addition, producers have other alternatives, such as building their own gathering facilities or in some cases selling their raw natural gas supplies without processing. Competition for raw natural gas supplies in these regions is primarily based on:

•	the reputation, efficiency and reliability of the gatherer/processor, including the operating pressure of the gathering system;

•	the availability of gathering and transportation;

•	the pricing arrangement offered by the gatherer/processor; and

•	the ability of the gatherer/processor to obtain a satisfactory price for the producers’ residue gas and extracted NGLs.

     In addition to competition in raw natural gas gathering and processing, there is vigorous competition in the marketing of residue gas. Competition for customers is based primarily upon the price of the delivered gas, the services offered by the seller, and the reliability of the seller in making deliveries. Residue gas also competes on a price basis with alternative fuels such as oil and coal, especially for customers that have the capability of using these alternative fuels and on the basis of local environmental considerations. Also, to foster competition in the natural gas industry, certain regulatory actions of the Federal Energy Regulatory Commission (“FERC”) and some states have allowed buying and selling to occur at more points along transmission and distribution systems.

     Competition in the NGLs marketing area comes from other midstream NGL marketing companies, international producers/traders, chemical companies, refineries and other asset owners. Along with numerous marketing competitors, we offer price risk management and other services. We believe it is important that we tailor our services to the end-use customer to remain competitive.

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

     As a gatherer, processor and marketer of raw natural gas, we depend on the natural gas transportation and storage services offered by various interstate and intrastate pipeline companies to enable the delivery and sale of our residue gas supplies. In accordance with methods required by the FERC for allocating the system capacity of “open access” interstate pipelines, at times other system users can preempt the availability of interstate natural gas transportation and storage service necessary to enable us to make deliveries and sales of residue gas. Moreover, shippers and pipelines may negotiate the rates charged by pipelines for such services within certain allowed parameters. These rates will also periodically vary depending upon individual system usage and other factors. An inability to obtain transportation and storage services at competitive rates can hinder, in some instances, our processing and marketing operations and affect our sales margins.

     The intrastate pipelines that we own are subject to state regulation and, to the extent they provide interstate services under Section 311 of the Natural Gas Policy Act of 1978, also are subject to FERC regulation. Dauphin Island owns and operates a natural gas gathering system and interstate transmission system located in offshore waters south of Louisiana and Alabama. The offshore gathering system does not provide jurisdictional service under the Natural Gas Act; the interstate offshore transmission system is regulated by the FERC.

     Commencing in April 1992 the FERC issued Order No. 636 and a series of related orders that require interstate pipelines to provide open-access transportation on a basis that is equal for users of the pipeline services. The FERC has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. Order No. 636 applies to our activities in Dauphin Island. The courts have largely affirmed the significant features of Order No. 636 and the numerous related orders pertaining to individual pipelines, although certain appeals remain pending and the FERC continues to review and modify its regulations. For example, the FERC issued Order No. 637 in February 2000 which, among other things:

•	permits pipelines to charge different maximum cost-based rates for peak and off-peak periods;

•	encourages, but does not mandate, auctions for pipeline capacity;

•	requires pipelines to implement imbalance management services;

•	restricts the ability of pipelines to impose penalties for imbalances, overruns and non-compliance with operational flow orders; and

•	implements a number of new pipeline reporting requirements.

     Order No. 637 also requires the FERC to analyze whether it should implement additional fundamental policy changes, including, among other things, whether to pursue performance-based ratemaking or other non-cost based ratemaking techniques and whether the FERC should mandate greater standardization in terms and conditions of service across the interstate pipeline grid. In addition, the FERC implemented regulations governing the procedure for obtaining authorization to construct new pipeline facilities and has issued a policy statement, which it largely affirmed in a recent order on rehearing, establishing a presumption in favor of requiring owners of new pipeline facilities to charge rates based solely on the costs associated with such new pipeline facilities. We cannot predict what further action the FERC will take on these matters. However, we do not believe that we will be affected by any action taken previously or in the future on these matters materially differently than other natural gas gatherers, transporters, processors and marketers with which we compete.

     Some of our interstate natural gas pipelines are subject to the regulations of the U.S. Department of Transportation (“DOT”) concerning pipeline safety. The DOT is developing regulations that will require pipelines to implement integrity management programs, including more frequent inspections and other safety protections in areas where the consequences of potential pipeline accidents pose the greatest risk to people and their property. The Pipeline Safety Improvement Act of 2002, which was enacted on December 17, 2002, establishes mandatory inspections of high-consequence areas for all U.S. oil and natural gas pipelines within 10 years. At this time we cannot estimate the expected cost of complying with these regulations.

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

     Some states in which we own gathering facilities have adopted laws and regulations that require gatherers either to purchase without undue discrimination as to source or supplier or to take ratably, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. For example, the states of Oklahoma and Kansas have adopted complaint-based statutes that allow the Oklahoma Corporation Commission and the Kansas Corporation Commission, respectively, to remedy discriminatory rates for providing gathering service where the parties are unable to agree. In a similar way, the Railroad Commission of Texas sponsors a complaint procedure for resolving grievances about natural gas gathering access and rate discrimination.

     In April 2000, the FERC issued Order No. 639, requiring that virtually all non-proprietary pipeline gatherers of natural gas on the outer-continental shelf report information on their affiliations, rates and conditions of service. Among the FERC’s purposes in issuing these rules was the desire to provide shippers on the outer-continental shelf with greater assurance of open-access services on pipelines located on the outer-continental shelf and non-discriminatory rates and conditions of service on these pipelines. The FERC exempted Natural Gas Act-regulated pipelines, like that owned and operated by Dauphin Island, from the new reporting requirements, reasoning that the information that these pipelines were already reporting was sufficient to monitor conformity with existing non-discrimination mandates. The Company and others challenged the rule, and on January 11, 2002, the U.S. District Court for the District of Columbia issued a summary judgment in favor of the Company and the other plaintiffs, and a permanent injunction against the FERC prohibiting enforcement of Order No. 639. On February 20, 2002, FERC filed its notice of appeal to the D.C. Circuit Court of Appeals. A ruling in favor of the FERC could increase our cost of regulatory compliance and place us at a disadvantage in comparison to companies that are not required to satisfy the reporting requirements. Order No. 639 may be altered on appeal, and it is not known at this time what effect these new rules, as they may be altered, will have on our business. We currently believe that Order No. 639 and the related reporting requirements will not have a material adverse effect on our existing business activities.

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

     Sales of Natural Gas Liquids. Our sales of NGLs are not currently regulated and are made at market prices. In a number of instances, however, the ability to transport and sell such NGLs is dependent on liquids pipelines whose rates, terms and conditions of service are subject to the Interstate Commerce Act. Although certain regulations implemented by the FERC in recent years could result in an increase in the cost of transporting NGLs on certain pipelines, we do not believe that these regulations affect us any differently than other marketers of NGLs with whom we compete.

     U.S. Department of Transportation. Some of our pipelines are subject to regulation by the DOT with respect to their design, installation, testing, construction, operation, replacement and management. Comparable regulations exist in some states where we do business. These regulations provide for safe pipeline operations and include potential fines and penalties for violations.

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

     Canadian Regulation. Our Canadian assets in the province of Alberta are regulated by the Alberta Energy and Utilities Board. Our West Doe natural gas gathering pipeline, which crosses the Alberta/British Columbia border, falls under the jurisdiction of the National Energy Board of Canada and is classified as a Group 2 company, which is regulated on a complaint only basis by the National Energy Board.

Environmental Matters

     The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, we must comply with United States and Canadian laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal, and other environmental matters. Environmental regulations and laws affecting us include:

•	The Clean Air Act and the 1990 amendments to the Act, as well as counterpart state laws and regulations affecting emissions to the air, that impose responsibilities on the owners and/or operators of air emissions sources including obtaining permits and annual compliance and reporting obligations;

•	The Federal Water Pollution Control Act and other amendments, which require permits for facilities that discharge treated wastewater or other materials into waters of the United States;

•	Federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act and its amendments, which regulate the management, treatment, and disposal of solid and hazardous wastes, and state programs addressing parallel state issues;

•	The Comprehensive Environmental Response, Compensation, and Liability Act and its amendments, which may impose liability, regardless of fault, for historic or future disposal or releases of hazardous substances into the environment, including cleanup obligations associated with such releases or discharges;

•	State regulations for the reporting, assessment and remediation of releases of material to the environment, including historic releases of hydrocarbon liquids; and

•	Canadian Environmental Laws.

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

     For further discussion of our environmental matters, including possible liability and capital costs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Considerations” and Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements.

Employees

     As of December 31, 2002, we had approximately 3,800 employees, which includes approximately 970 employees of our wholly-owned subsidiary Texas Eastern Products Pipeline Company, LLC, the general partner of TEPPCO. We are a party to one collective bargaining agreement which covers approximately 65 of our employees. We believe our relations with our employees are good.

ITEM 2. Properties.

     For information regarding the Company’s properties, see “Item 1. Business - Natural Gas Gathering, Processing, Transportation, Marketing and Storage,” and “Natural Gas Liquids Transportation, Fractionation and Marketing,” and “TEPPCO” in this section, each of which is incorporated herein by reference.

ITEM 3. Legal Proceedings.

     See Note 14, “Commitments and Contingent Liabilities,” of the Notes to Consolidated Financial Statements for discussion of the Company’s legal proceedings which is incorporated herein by reference.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company’s members during the last quarter of 2002.

PART II.

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     Duke Energy beneficially owns 69.7% of our outstanding member interests and ConocoPhillips beneficially owns the remaining 30.3%. There is no market for our member interests. Unless otherwise approved by our board of directors, we are prohibited from making any distributions except in an amount sufficient to pay certain tax obligations of our members that arise from their ownership of member interests.

     In August 2000, we issued $300.0 million of preferred members interests to affiliates of Duke Energy and ConocoPhillips in proportion to their ownership interests. The proceeds from this financing were used to repay a portion of our outstanding commercial paper. The preferred member interests are entitled to cumulative preferential distributions of 9.5% per annum payable, unless deferred, semiannually. We have the right to defer payments of preferential distributions on the preferred member interests, other than certain tax distributions, at any time and from time to time, for up to 10 consecutive semiannual periods. Deferred preferred distributions will accrue additional amounts based on the preferential distribution rate (plus 0.5% per annum) to the date of payment. The preferred member interests, together with all accrued and unpaid preferential distributions, must be redeemed and paid on the earlier of the thirtieth anniversary date of issuance or consummation of an initial public offering of the Company’s equity securities. At December 31, 2002 there were no outstanding preferred distributions.

     On September 9, 2002, we redeemed $100.0 million of our preferred members’ interest by paying cash to each of our members (Duke Energy and ConocoPhillips) in proportion to their ownership interests.

ITEM 6. Selected Financial Data.

     The following table sets forth selected historical consolidated financial and other data for the Company and the Predecessor Company. The selected historical Annual Income Statement Data, Cash Flow Data and Balance Sheet Data as of December 31, 2002, 2001 and 2000 and for the periods then ended have been derived from the audited consolidated financial statements of the Company. The selected historical combined financial data as of December 31, 1999 and 1998 and for the periods then ended have been derived from the Predecessor Company’s audited historical financial statements.

     The data should be read in conjunction with the financial statements and related notes and other financial information appearing elsewhere in this Form 10-K.

	2002	2001	2000(1)	1999(2)	1998

	(In thousands)
Annual Income Statement Data:
Operating revenues:
Sales of natural gas and petroleum products	$5,185,728	$7,695,080	$5,983,473	$2,105,961	$175,947
Transportation, storage and processing	291,431	281,744	199,851	148,050	115,187
Trading and marketing net margin	14,397	47,870	15,100	15,368	8,232

Total operating revenues	5,491,556	8,024,694	6,198,424	2,269,379	299,366
Costs and expenses:
Natural gas and petroleum products	4,440,371	6,740,894	4,980,476	1,776,366	53,175
Operating and maintenance	449,318	373,477	331,572	181,392	113,556
Depreciation and amortization	298,953	278,930	234,862	130,788	75,573
General and administrative	167,115	129,968	171,154	73,685	44,946
Asset impairments	40,440	—	—	—	—
Net loss (gain) on sale of assets	4,256	(1,277)	(10,660)	2,377	(33,759)

Total costs and expenses	5,400,453	7,521,992	5,707,404	2,164,608	253,491

Operating income	91,103	502,702	491,020	104,771	45,875
Equity in earnings of unconsolidated affiliates	38,196	30,069	27,424	22,502	11,845
Interest expense	165,841	165,670	149,220	52,915	52,403

(Loss) income before income taxes and cumulative effect of accounting change	(36,542)	367,101	369,224	74,358	5,317
Income tax expense (benefit)	10,009	2,783	(310,937)	31,029	3,289

Net (loss) income before cumulative effect of accounting change	(46,551)	364,318	680,161	43,329	2,028

Cumulative effect of accounting change	—	411	—	—	—

Net (loss) income	$(46,551)	$363,907	$680,161	$43,329	$2,028

	2002	2001	2000(1)	1999(2)	1998

	(In thousands, except ratios and per unit data)
Balance Sheet Data (end of period):
Total assets	$6,580,435	$6,630,209	$6,527,997	$3,482,296	$1,770,838
Long term debt	$2,255,508	$2,235,034	$1,688,157	$101,600	$101,600
Preferred members’ interest	$200,000	$300,000	$300,000	$—	$—
Members’ equity	$2,450,563	$2,653,042	$2,420,835	(8)	(8)
Cash Flow Data:
Cash flow from operations	$431,075	$450,463	$713,072	$173,136	$40,409
Cash flow from investing activities	(236,860)	(538,587)	(234,848)	(1,571,446)	(203,625)
Cash flow from financing activities	(191,617)	84,981	(477,578)	1,398,934	162,514
Other Data:
Acquisitions and other capital expenditures	$301,631	$597,370	$371,063	$1,570,083	$185,479
EBITDA(3)	$428,252	$811,701	$753,306	$258,061	$133,293
Ratio of EBITDA to interest expense(4)	2.58	4.90	5.05	4.88	2.54
Ratio of earnings to fixed charges(5)	0.85	3.17	3.43	2.33	1.07
Gas transported and/or processed (TBtu/d)	8.3	8.6	7.6	5.1	3.6
NGLs production (MBbl/d)	392	397	359	192	110
Market Data:
Average NGLs price per gallon(6)	$.38	$.45	$.53	$.34	$.26
Average natural gas price per MMBtu(7)	$3.22	$4.27	$3.89	$2.27	$2.11

(1)	Includes the results of operations of ConocoPhillips’ gas gathering, processing, marketing and NGL business for the nine months ended December 31, 2000. To the extent that it existed at the time, ConocoPhillips’ gas gathering, processing, marketing and NGL business was acquired by the Predecessor Company on March 31, 2000.

(2)	Includes the results of operations of Union Pacific Fuels for the nine months ended December 31, 1999. Union Pacific Fuels was acquired by the Predecessor Company on March 31, 1999.

(3)	EBITDA consists of income from continuing operations before interest expense, income tax expense, and depreciation and amortization expense. EBITDA is not a measurement presented in accordance with generally accepted accounting principles. You should not consider this measure in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of our profitability or liquidity. EBITDA is included as a supplemental disclosure because it may provide useful information regarding our ability to service debt and to fund capital expenditures. However, not all EBITDA may be available to service debt. This measure may not be comparable to similarly titled measures reported by other companies.

(4)	The ratio of EBITDA to interest expense represents a ratio that provides an investor with information as to our company’s current ability to meet our financing costs.

(5)	The ratios of earnings to fixed charges are computed utilizing the Securities and Exchange Commission (“SEC”) guidelines. As a result of losses, earnings were insufficient to cover fixed charges by $25.6 million for the year ended December 31, 2002.

(6)	Based on index prices from the Mont Belvieu and Conway market hubs that are weighted by our component and location mix for the periods indicated.

(7)	Based on the NYMEX Henry Hub prices for the periods indicated.

(8)	Not applicable due to change in corporate structure as of March 31, 2000.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Duke Energy Field Services, LLC holds the combined North American midstream natural gas gathering, processing, marketing and NGL business of Duke Energy and ConocoPhillips that existed at the time of the Combination.

     On March 31, 2000, we combined the gas gathering, processing, marketing and NGLs businesses of Duke Energy and ConocoPhillips. In connection with the Combination, Duke Energy and ConocoPhillips transferred all of their then existing respective interests in their subsidiaries that conducted their midstream natural gas business to us. In connection with the Combination, Duke Energy and ConocoPhillips also transferred to us additional midstream natural gas assets acquired by Duke Energy or ConocoPhillips prior to consummation of the Combination, including the Mid-Continent gathering and processing assets of Conoco and Mitchell Energy. Concurrently with the Combination, we obtained by transfer from Duke Energy the general partner of TEPPCO. In exchange for the asset contribution, ConocoPhillips received 30.3% of the member interests in our company, with Duke Energy holding the remaining 69.7% of the outstanding member interests in our company. In connection with the closing of the Combination, we borrowed approximately $2.8 billion in the commercial paper market and made one-time cash distributions (including reimbursements for acquisitions) of approximately $1.5 billion to Duke Energy and approximately $1.2 billion to ConocoPhillips. This debt was subsequently refinanced through the issuance of unsecured senior debt securities. See “Liquidity and Capital Resources.”

     The Combination was accounted for as a purchase business combination in accordance with Accounting Principles Board Opinion (APB) No. 16, “Accounting for Business Combinations.” The Predecessor Company was the acquirer of ConocoPhillips’ midstream natural gas business in the Combination.

     The following discussion details the material factors that affected our historical financial condition and results of operations in 2002, 2001 and 2000. This discussion should be read in conjunction with “Item 1. Business,” and the consolidated financial statements with the related notes, included elsewhere in this Form 10-K.

     From a financial reporting perspective, we are the successor to Duke Energy’s North American midstream natural gas business that existed at the time of the Combination. The subsidiaries of Duke Energy that conducted this business were contributed to us immediately prior to the Combination. For periods prior to the Combination, Duke Energy Field Services and these subsidiaries of Duke Energy are collectively referred to herein as the “Predecessor Company.”

     Unless the context otherwise requires, the discussion of our business contained in this section for periods ending on or prior to March 31, 2000 relates solely to the Predecessor Company on a historical basis and does not give effect to the Combination, the transfer to our company of additional midstream natural gas assets acquired by Duke Energy or ConocoPhillips prior to consummation of the Combination or the transfer to our company of the general partner of TEPPCO from Duke Energy.

Overview

     We operate in the two principal business segments of the midstream natural gas industry:

•	Natural gas gathering, processing, transportation and storage, from which we generate revenues primarily by providing services such as compression, gathering, treating, processing, transportation of residue gas, storage and trading and marketing (the “Natural Gas Segment”). In 2002, approximately 80% of the Company’s operating revenues prior to intersegment revenue elimination and approximately 95% of the Company’s gross margin were derived from this segment.

•	NGLs fractionation, transportation, marketing and trading, from which we generate revenues from transportation fees, market center fractionation and the marketing and trading of NGLs (the “NGLs Segment”). In 2002, approximately 20% of the Company’s operating revenues prior to intersegment revenue elimination and approximately 5% of the Company’s gross margin were derived from this segment.

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

Effects of Commodity Prices

     The Company is exposed to commodity prices as a result of being paid for certain services in the form of commodities rather than cash. For gathering services, the Company receives fees or commodities from the producers to bring the raw natural gas from the well head to the processing plant. For processing services, the Company either receives fees or commodities as payment for these services, depending on the types of contract which are described below. Based on the Company’s current contract mix, the Company has a long NGL position and is sensitive to changes in NGL prices. The Company also has a short gas position, however, the short gas position is less significant than the long NGL position.

     During the three years ended December 31, 2002, approximately 75% of our gross margin was generated by commodity sensitive arrangements and approximately 25% of our gross margin was generated by fee-based arrangements. The commodity exposure is actively managed by the Company as discussed below.

     The midstream natural gas industry is cyclical, with the operating results of companies in the industry significantly affected by the prevailing price of NGLs, which in turn has been generally correlated to the price of crude oil. Although the prevailing price of natural gas has less short term significance to our operating results than the price of NGLs, in the long term, the growth of our business depends on natural gas prices being at levels sufficient to provide incentives and capital for producers to increase natural gas exploration and production. In the past, the prices of NGLs and natural gas have been extremely volatile.

     We generally expect NGL prices to follow changes in crude oil prices over the long term, which we believe will in large part be determined by the level of production from major crude oil exporting countries and the demand generated by growth in the world economy. However, the relationship or correlation between crude oil value and NGL prices declined significantly during 2001 and 2002. In late 2002, this relationship strengthened moving back toward historical trends.

     We believe that future natural gas prices will be influenced by supply deliverability, the severity of winter and summer weather and the level of United States economic growth. The price increases in crude oil, NGLs and natural gas experienced during 2000 and first half of 2001 spurred increased natural gas drilling activity. However, a decline in commodity prices in late 2001, continuing into 2002, negatively affected drilling activity. The average number of active rigs drilling in North America declined to 1,204 at December 31, 2002 from 1,282 at December 31, 2001. Recent significant increases in natural gas prices could result in increased drilling activity in 2003. However, energy market uncertainty could negatively impact North American drilling activity in the short term. Lower drilling levels over a sustained period would have a negative effect on natural gas volumes gathered and processed.

     To better address the risks associated with volatile commodity prices, we employ a comprehensive commodity price risk management program. We closely monitor the risks associated with these commodity price changes on our future operations and, where appropriate, use various commodity instruments such as natural gas, crude oil and NGL contracts to hedge the value of our assets and operations from such price risks. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” Our 2002 and 2001 results of operations include a hedging loss of $27.1 million and a gain of $6.0 million, respectively.

Effects of Our Raw Natural Gas Supply Arrangements

     Our results are affected by the types of arrangements we use to process raw natural gas. We obtain access to raw natural gas and provide our midstream natural gas services principally under three types of processing contracts:

•	Percentage-of-Proceeds Contracts — Under these contracts we receive as our fee a negotiated percentage of the residue natural gas and NGLs value derived from our gathering and processing activities, with the producer retaining the remainder of the value or product. These type of contracts permit us and the producers to share proportionately in price changes. Under these contracts, we share in both the increases and decreases in natural gas prices and NGL prices. During 2002 approximately 55% of our gross margin from the Natural Gas Segment was generated from percentage-of-proceeds contracts.

•	Fee-Based Contracts — Under these contracts we receive a set fee for gathering, processing and/or treating raw natural gas. Our revenue stream from these contracts is correlated with our level of gathering and processing activity and is not directly dependent on commodity prices. During 2002, approximately 25% of our gross margin from the Natural Gas Segment was generated from fee-based contracts including our general partnership interest in TEPPCO.

•	Keep-Whole and Wellhead Purchase Contracts — Under the terms of a wellhead purchase contract, we purchase raw natural gas from the producer at the wellhead or defined receipt point for processing and then market the resulting NGLs and residue gas at market prices. Under the terms of a keep-whole processing contract, we gather raw natural gas from the producer for processing and then we market the NGLs and return to the producer residue natural gas with a Btu content equivalent to the Btu content of the raw natural gas gathered. This arrangement keeps the producer whole to the thermal value of the raw natural gas we received. Under these types of contracts the Company is exposed to the frac spread. The frac spread is the difference between the value of the NGLs extracted from processing and the value of the Btu equivalent of the residue natural gas. We benefit in periods when NGL prices are higher relative to natural gas prices. During 2002, approximately 10% of our gross margin from the Natural Gas Segment was generated from wellhead and keep-whole contracts.

•	In addition, during 2002 approximately 10% of the gross margin from the Natural Gas Segment was generated from sales of condensate, which is low grade crude oil that is produced in association with natural gas.

     Our current mix of percentage-of-proceeds contracts (where we are exposed to decreases in natural gas prices) and keep-whole and wellhead purchase contracts (where we are exposed to increases in natural gas prices) helps to mitigate our exposure to changes in natural gas prices. Our exposure to decreases in NGL prices is partially offset by our hedging program. Our hedging program reduces the potential negative impact that commodity price changes could have on our earnings and improves our ability to adequately plan for cash needed for debt service, dividends and capital expenditures. The primary goals of our hedging program include maintaining minimum cash flows to fund debt service, dividends, production replacement and maintenance capital projects; avoiding disruption of our growth capital and value creation process; and retaining a high percentage of potential upside relating to price increases of NGLs.

Accounting Adjustments

     The Company has completed a comprehensive account reconciliation project to review and analyze its balance sheet accounts. As a result of this account reconciliation project, the Company recorded approximately $53.0 million of adjustments that may be related to corrections of accounting errors in prior periods. The $53.0 million reduced Gross Margin, as defined under “Results of Operations” below, by $32.8 million, increased costs and expenses by $16.0 million, increased depreciation by $2.3 million, increased other costs and expenses by $4.1 million and reduced interest expense by $2.2 million. Numerous items identified in the account reconciliation project resulted from system conversions and otherwise unsupportable balance sheet amounts. Due to the nature of certain of these account reconciliation adjustments, it would be impractical to determine what periods such adjustments relate to. Management has determined that the charges related to error corrections are immaterial both individually and in the aggregate on both a quantitative and qualitative basis to the trends in the financial statements for the periods presented, the prior periods affected and to a fair presentation of the Company’s financial statements.

     See Note 19 to the Consolidated Financial Statements included elsewhere in this Form 10-K and Item 14. Controls and Procedures.

Other Factors That Have Significantly Affected Our Results

     Our results of operations are impacted by increases and decreases in the volume of raw natural gas that we handle through our system, which we refer to as throughput volume, and the percentage of capacity at which our processing facilities operate, which we refer to as our capacity utilization rate. Throughput volumes and capacity utilization rates generally are driven by well head production and our competitive position on a regional basis and more broadly by demand for residue natural gas and NGLs.

     Risk management activities have also affected our results of operations. Our 2002, 2001 and 2000 results of operations include a hedging loss of $27.1 million, a gain of $6.0 million, and a loss of $127.7 million respectively. See “Item 7A. Quantitative and Qualitative Disclosure About Market Risk.”

Results of Operations

     The following is a discussion of our historical results of operations. The discussion for periods ending on or prior to the Combination on March 31, 2000 relates solely to the Predecessor Company and does not give effect to the Combination, the transfer to our company of additional midstream natural gas assets acquired by Duke Energy or ConocoPhillips prior to consummation of the Combination or the transfer to our company of the general partner of TEPPCO from Duke Energy.

	2002	2001	2000

	(In thousands)
Operating revenues:
Sales of natural gas and petroleum products	$5,185,728	$7,695,080	$5,983,473
Transportation, storage and processing	291,431	281,744	199,851
Trading and marketing net margin	14,397	47,870	15,100

Total operating revenues	5,491,556	8,024,694	6,198,424
Purchases of natural gas and petroleum products	4,440,371	6,740,894	4,980,476

Gross margin	1,051,185	1,283,800	1,217,948
Equity earnings of unconsolidated affiliates	38,196	30,069	27,424

Total gross margin and equity earnings of unconsolidated affiliates (1)	$1,089,381	$1,313,869	$1,245,372

(1)	Gross margin and equity in earnings (“Gross Margin”) consists of income from continuing operations before operating and general and administrative expense, interest expense, income tax expense, and depreciation and amortization expense. Gross margin as defined is not a measurement presented in accordance with generally accepted accounting principles. You should not consider this measure in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as an isolated measure of our profitability or liquidity. Gross margin is included as a supplemental disclosure because it may provide useful information regarding the impact of key drivers such as commodity prices and supply contract mix on the Company’s earnings.

2002 compared with 2001

     Gross Margin. Gross Margin decreased $224.5 million, or 17% to $1,089.4 million from $1,313.9 million in 2001. This decrease was primarily the result of lower NGL prices of approximately $199.0 million (including hedging) due to a $.07 per gallon decrease in average NGL prices and volume declines. These decreases were partially offset by approximately $44.0 million due to a $1.05 per million Btu decrease in natural gas prices. Average prices for 2002 were $.38 per gallon for NGLs and $3.22 per million Btu for natural gas, respectively, as compared with $.45 per gallon and $4.27 per million Btu during 2001. NGL and natural gas trading contributed another $8.7 million, and $24.8 million to the Gross Margin decrease, respectively. Natural gas trading includes derivative settlements associated with our trading and marketing efforts around our natural gas intrastate pipelines and storage.

     Gross Margin was also negatively impacted in 2002 by a $25 million provision ($12 million relating to prior periods) recorded as a result of the Company’s completion of its analysis of gas imbalances with suppliers and customers dating back to 1999. This charge was recorded to reflect management’s current best estimate of necessary reserves for uncollectible imbalances, and unrecorded liabilities related to imbalances and incorrectly valued imbalances. Gross Margin was further reduced by $23 million of charges recorded in 2002 related to completion of the Company’s account reconciliation project, including a $6 million writedown for storage inventory. See “Accounting Adjustments” above.

     Gross Margin associated with the Natural Gas Segment decreased $232.3 million, or 19%, to $996.0 million in 2002 from $1,228.3 million in 2001, primarily as a result of lower NGL prices. Commodity sensitive processing arrangements accounted for approximately $154.0 million (net of hedging) of this decrease mainly due to the $.07 per gallon decrease in average NGL prices, partially offset by a $1.05 per million Btu decrease in natural gas prices. This reduction was the result of the interaction of our gas supply arrangements. Natural gas trading and natural gas trading and marketing associated with our natural gas intrastate pipeline and storage assets contributed approximately $24 million to this decrease. Gross Margin associated with this segment was also negatively affected by the charges related to reserves for gas imbalances with suppliers and customers, a writedown of storage inventory and charges related to completion of the Company’s account reconciliation project.

     Gross Margin associated with the NGLs Segment decreased $.4 million, or 1% to $55.1 million during 2002 from $55.5 million in 2001. Decreases in NGL trading margins during 2002 were offset by the 2001 acquisition of northeast propane terminal and marketing assets.

     NGL production during 2002 decreased 5,300 barrels per day, or 1%, to 391,900 barrels per day from 397,200 barrels per day during 2001, and natural gas transported and/or processed during 2002 decreased .3 trillion Btus per day, or 3%, to 8.3 trillion Btus per day from 8.6 trillion Btus per day during 2001. The primary cause of the decrease in NGL production was periodic reduction in keep-whole processing activity during 2002 due to marginally economic processing margins and reduced drilling activity, partially offset by acquisitions.

     Costs and Expenses. Operating and maintenance expenses increased $75.8 million, or 20%, to $449.3 million in 2002 from $373.5 million in 2001. This increase was primarily the result of the full year impact of acquisitions for approximately $20 million, accrual increases of $14.0 million due to higher spending levels, and increased maintenance, equipment overhauls, cost of labor and pipeline integrity projects. Included in the $14.0 million is $11 million of accounting adjustments (see “Accounting Adjustments” above). General and administrative expenses increased $37.1 million, or 29%, to $167.1 million in 2002 from $130.0 million in 2001. The primary causes of this increase were $11 million for core business process improvements, increased allocated costs from Duke Energy due to increased service levels, expanded business activity resulting from acquisitions and outside services for accounting and technology projects and accounting adjustments of $5 million (see “Accounting Adjustments” above).

     Depreciation and amortization increased $42.1 million (excluding $22.0 million of goodwill amortization in 2001), or 16%, to $299.0 million in 2002 from $256.9 million in 2001. This increase was due primarily to acquisitions, ongoing capital expenditures for well connections and facility maintenance and enhancements.

     Asset impairments were $40.4 million in 2002 compared to none in 2001. The impairment was related to certain assets located in Eastern Oklahoma, Offshore Gulf of Mexico, Northern Louisiana and Alabama and writeoff of a leasehold interest. As part of the Company’s periodic asset performance evaluations, it was determined in December 2002 that certain gas plants and gathering systems have recently generated cash flow losses and are expected to continue to generate minimal or negative cash flows in future years. Accordingly, at December 31, 2002, the Company performed tests for recoverability on these assets in accordance with the requirements of applicable accounting standards using probability weighted undiscounted future cash flow models. Based upon the results of these analyses, the Company determined that the carrying value of these assets was impaired and accordingly, wrote them down to their fair value. Fair value was determined based on management’s best estimates of sales value and/or discounted future cash flow models. The charge associated with these impairments was $40.4 million for 2002 relating to the Natural Gas Segment.

     Other costs and expenses increased to a loss of $4.3 million in 2002 from a gain of $1.3 million in 2001. The primary reason for the increase was the loss on sale of assets associated with a partnership investment of $5.2 million. This amount relates to accounting corrections (see “Accounting Adjustments” above).

     Interest. Interest expense increased $0.1 million, or less than 1%, to $165.8 million in 2002 from $165.7 million in 2001. This increase was primarily the result of slightly higher debt levels, offset by lower interest rates and capitalized interest adjustments (see “Accounting Adjustments” above).

     Income Taxes. The Company is a limited liability company, which is a pass-through entity for U.S. income tax purposes. Income tax expense represents federal, state and foreign taxes associated with tax-paying subsidiaries. Income tax expense increased $7.2 million to $10.0 million in 2002 from $2.8 million in 2001 due primarily to increased earnings associated with tax-paying subsidiaries obtained through acquisitions in 2001 and prior.

     Net (Loss) Income. Net (loss) income decreased $410.5 million to a loss of ($46.6) million in 2002 from income of $363.9 million in 2001. This decrease was partly the result of decreased NGL prices and increases in operating and maintenance, and general and administrative expenses, partially offset by lower natural gas prices and acquisition activity. Net income was also negatively affected by charges related to asset impairments, reserves for imbalances, storage inventory write-offs, loss on asset sale, charges related to completion of the Company’s account reconciliation project and increases in our accrual for unrecorded liabilities.

2001 compared with 2000

     Gross Margin. Gross Margin increased $68.5 million, or 6% to $1,313.9 million in 2001 from $1,245.4 million in 2000. Of this increase, approximately $183.0 million was related to the addition of the ConocoPhillips’ midstream natural gas business to our operations in the Combination on March 31, 2000. Additional increases of approximately $28.0 million were attributable to the combination of our acquisition of Canadian midstream facilities, Texas intrastate pipelines, northeast propane terminal and marketing assets, and the acquisition of the general partnership interest in TEPPCO. These increases were offset by approximately $130.0 million (net of hedging) due to an $.08 per gallon decrease in average NGL prices, and approximately $12.0 million due to a $.38 per million Btu increase in natural gas prices. Average prices for 2001 were $.45 per gallon for NGLs and $4.27 per million Btus for natural gas, respectively, as compared with $.53 per gallon and $3.89 per million Btus during 2000. NGL trading contributed another $13.9 million to the Gross Margin increase.

     Gross Margin associated with the Natural Gas Segment increased $59.0 million, or 5%, to $1,228.3 million in 2001 from $1,169.3 million in 2000, mainly as a result of the Combination. Commodity sensitive processing arrangements offset this increase by approximately $130.0 million (net of hedging) due to the $.08 per gallon decrease in average NGL prices. This reduction was the result of the interaction of commodity prices and our gas supply arrangements.

     Gross Margin associated with the NGL Segment increased $6.9 million to $55.5 million in 2001 from $48.6 million in 2000. This increase was primarily the result of NGL trading, the acquisition of northeast propane terminal and marketing assets, offset by the sale of an East Texas NGL pipeline.

     NGL production during 2001 increased 38,700 barrels per day, or 11%, to 397,200 barrels per day from 358,500 barrels per day in 2000, and natural gas transported and/or processed during 2001 increased 1.0 trillion Btus per day, or 13%, to 8.6 trillion Btus per day from 7.6 trillion Btus per day during 2000. The primary cause of the increase in NGL production was the addition of the ConocoPhillips’ midstream natural gas business in the Combination partially offset by reduced recoveries at certain facilities resulting from tightened fractionation spreads driven by high natural gas prices experienced during the first two quarters and low NGL prices experienced during the fourth quarter of 2001.

     Costs and Expenses. Operating and maintenance expenses increased $41.9 million, or 13%, to $373.5 million in 2001 from $331.6 million in 2000. Of this increase, approximately $35.6 million was related to the addition of the ConocoPhillips’ midstream natural gas business in the Combination. The remainder was primarily the result of acquisitions partially offset by plant consolidation and cost reduction efforts. General and administrative expenses decreased $41.2 million, or 24%, to $130.0 million in 2001 from $171.2 million in 2000. This decrease was primarily the result of decreased allocated overhead from our parents, decreased incentive compensation accruals and focused cost reduction efforts partially offset by the addition of the ConocoPhillips’ midstream natural gas business in the Combination.

     Depreciation and amortization increased $44.0 million, or 19%, to $278.9 million in 2001 from $234.9 million in 2000. Of this increase, $21.8 million was due to the addition of the ConocoPhillips’ midstream natural gas business in the Combination. The remainder was due to acquisitions, ongoing capital expenditures for well connections and facility maintenance and enhancements.

     Interest. Interest expense increased $16.5 million, or 11%, to $165.7 million in 2001 from $149.2 million in 2000. This increase was primarily the result of higher outstanding debt levels, partially offset by lower interest rates.

     Income Taxes. The Company is a limited liability company, which is a pass-through entity for U.S. income tax purposes. As a result of the March 31, 2000 Predecessor Company conversion to a limited liability company, substantially all of the Predecessor Company’s existing net deferred tax liability ($327.0 million) was eliminated and a corresponding income tax benefit was recorded. The 2001 income tax expense of $2.8 million is mainly the result of foreign and other miscellaneous taxes.

     Net Income. Net income decreased $316.3 million to $363.9 million in 2001 from $680.2 million in 2000. This decrease was largely the result of the tax benefit recognition discussed above, offset by the addition of the ConocoPhillips’ midstream natural gas business in the Combination and cost reduction efforts. Lower NGL prices and higher gas prices also contributed to this decrease.

Environmental Considerations

     We have various ongoing remedial matters related to historical operations similar to others in the industry, based primarily on state authorities generally described under “Item 1. Business — Environmental Matters.” These are typically managed in conjunction with the relevant state or federal agencies to address specific conditions, and in some cases are the responsibility of other entities based upon contractual obligations related to the assets.

     We make expenditures in connection with environmental matters as part of our normal operations and as capital expenses. For each of 2003 and 2004, we estimate that our aggregate expensed and capital-related environmental costs will be approximately $29 million.

Critical Accounting Policies

     The selection and application of accounting policies is an important process that has developed as our operations mature and accounting guidance evolves. We have identified certain critical accounting policies that require the use of material estimates and have a material impact on our consolidated financial position and results of operations. These policies require significant estimations and judgment. Management bases its estimates and judgments on historical experience and on various assumptions that it believes are reasonable at the time of application. The estimations and judgments may change as more historical experience and information becomes available. If estimations and judgments are different than actual amounts recorded, adjustments are made in subsequent periods to take into consideration the new information. We discuss each of our critical accounting policies with senior members of management and the audit committee, as appropriate. Our critical accounting policies include:

     Risk Management Activities — We use two comprehensive accounting models for our risk management activities in reporting our consolidated financial position and results of operations as required by generally accepted accounting principles — a fair value model and an accrual model. For the three years ended December 31, 2002, the determination as to which model was appropriate was primarily based on accounting guidance issued by the Financial Accounting Standards Board (“FASB”) and the Emerging Issues Task Force (“EITF”). Effective January 1, 2003, we adopted EITF Issue 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and for Contracts Involved in Energy Trading and Risk Management Activities.” While the implementation of such guidance will change which accounting model is used for certain of our transactions, the overall application of the model remains the same. See Note 2 to the Consolidated Financial Statements for further discussion of EITF Issue 02-03 and its expected impact on our 2003 financial position and results of operations.

     The fair value model incorporates the use of mark-to-market (“MTM”) accounting. Under this method, an asset or liability is recognized at fair value on the Consolidated Balance Sheet and the change in the fair value of that asset or liability is recognized in Trading and Marketing Net Margin in the Consolidated Statements of Operations during the current period. Through December 31, 2002, we applied MTM accounting to our derivatives, unless subject to hedge accounting or the normal purchase and normal sale exemption (as described below), and energy trading contracts, as defined by EITF Issue 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities”.

     MTM accounting is applied within the context of an overall valuation framework. When available, quoted market prices are used to record a contract’s fair value. However, market values for energy trading contracts may not be readily determinable because the duration of the contracts exceeds the liquid activity in a particular market. If no active trading market exists for a commodity or for a contract’s duration, holders and issuers of these contracts must calculate fair value using internally developed valuation techniques or models. Key components used in these valuation techniques include price curves, volatility, correlation, interest rates and tenor. Of these components, volatility and correlation are the most subjective. Internally developed valuation techniques include the use of interpolation, extrapolation and fundamental analysis in the calculation of a contract’s fair value. All risk components for new and existing transactions are valued using the same valuation technique and market data and discounted using a London Interbank Offered Rate (“LIBOR”) based interest rate. Valuation adjustments for performance and market risk and administration costs are used to adjust the fair value of the contract to the gain or loss ultimately recognized in the Consolidated Statements of Operations.

     Validation of a contract’s fair value occurs by an internal group independent of our trading area. They perform pricing model validation, back testing and stress testing of valuation techniques and inputs and valuation of curves against market activity. In addition, we validate a contract’s fair value through collateral negotiation with third parties. While we use industry best practices to develop our valuation techniques, changes in our pricing methodologies or the underlying assumptions could result in significantly different fair values and income recognition.

     Often for a derivative that is initially subject to MTM accounting, we apply either hedge accounting or the normal purchase and sale exemption in accordance with SFAS No. 133. The use of hedge accounting or the normal purchase and sales exemption provide effectively for the use of the accrual model. Under this model, there is no recognition in the Consolidated Statements of Operations for changes in the fair value of a contract until the service is provided or the associated delivery period occurs.

     Hedge accounting treatment is used when we contract to buy or sell a commodity such as natural gas at a fixed price for future delivery corresponding with anticipated physical sales or purchase of natural gas (cash flow hedge). In addition, hedge accounting treatment is used when we hold firm commitments or asset positions and enter into transactions that hedge the risk that the price of the commodity may change between the contract’s inception and the physical delivery date of the commodity (fair value hedge). To the extent that the fair value of the hedge instrument is effective in offsetting the transaction being hedged, there is no impact to the Consolidated Statements of Operations prior to settlement of the hedge. However, due to the locational differences that exist in the energy commodity prices and the fact that not all of our hedges relate to the exact location and commodity being hedged, a certain degree of hedge ineffectiveness may be realized in the Consolidated Statements of Operations.

     The normal purchase and sales exemption, as provided in SFAS No. 133 and interpreted by Derivative Implementation Group Issue C15, indicates that no recognition of the contract’s fair value in the consolidated financial statements is required until settlement of the contract (in the Company’s case, the purchase or delivery of natural gas or NGLs). The Company has applied this exemption for contracts involving the purchase or sale of natural gas or NGLs in future periods.

     Revenue Recognition — The Company recognizes revenues on sales of natural gas and petroleum products in the period of delivery and transportation revenues in the period service is provided. For gathering services, the Company receives fees from the producers to bring the natural gas from the wellhead to the processing plant. For processing services, the Company either receives fees or commodities as payment for these services, depending on the type of contract. Under the percentage-of-proceeds contract type, the Company is paid for its services by keeping a percentage of the NGLs produced and the residue gas resulting from processing the natural gas. Under a keep-whole contract, the Company keeps a portion of the NGLs produced, but returns the equivalent British thermal unit (“Btu”) content of the gas back to the producer. The Company also receives fees for further fractionation of the NGLs produced, for transportation and storage of NGLs and residue gas. In addition, the Company recognizes revenue for its NGL and residue gas marketing activities. Revenue for goods and services provided but not billed is estimated each month based on estimated commodity prices, preliminary throughput measurements and contract data.

     Gas Imbalance Accounting — Quantities of natural gas over-delivered or under-delivered related to imbalance agreements with producers or pipelines are recorded monthly as other receivables or other payables using then current index prices or the weighted average prices of natural gas at the plant or system. These imbalances are settled with cash or deliveries of natural gas.

     Impairment of Long-lived Assets — We evaluate the carrying value of long-lived assets when circumstances indicate the carrying value of those assets may not be recoverable. The carrying amount is not recoverable if it exceeds the undiscounted sum of cash flows expected to result from the use and eventual disposition of the asset. We consider various factors when determining if impairment has occurred, including but not limited to:

•	Significant adverse change in legal factors or in the business climate;

•	A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset;

•	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;

•	Significant adverse changes in the extent or manner in which an asset is used or in its physical condition;

•	A significant change in the market value of an asset;

•	A current expectation that, more likely than not, an asset will be sold or otherwise disposed of before the end of its estimated useful life.

     If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value measure. Fair value is determined based upon management’s best estimates of sales value and/or discounted future cash flow models.

     Our revenues and expenses are significantly dependent on commodity prices such as NGL’s and natural gas. Past and current trends in the price changes of these commodities may not be indicative of future trends. If negative market conditions persist over time and estimated cash flows over the lives of our assets do not exceed the carrying value of those individual assets, asset impairments may occur in the future under existing accounting rules. Furthermore, a change in management’s intent about the use of individual assets could also impact an impairment analysis. At this time, management has not determined any asset impairments for 2003 and beyond. At December 31, 2002, we had property, plant and equipment of $4,642 million.

Liquidity and Capital Resources

     Operating Cash Flows

     During 2002, funds of $431.1 million were provided by operating activities, a decrease of $19.4 million from $450.5 million during 2001. This decrease was due primarily to a $410.5 million decrease in net income, partially offset by changes in working capital balances, unrealized mark-to-market and hedging activity, and non-cash charges, including asset impairments. The decrease in net income is due largely to lower NGLs prices and increased operating expenses and general and administrative expenses.

     Price volatility in crude oil, NGLs and natural gas prices have a direct impact on our generation of cash from operations.

     Investing Cash Flows

     During 2002, funds of $236.9 million were used in investing activities, a decrease of $301.7 million from $538.6 million in 2001. Our capital expenditures consist of expenditures for acquisitions and construction of additional gathering systems, processing plants, fractionators and other facilities and infrastructure in addition to well connections and upgrades to our existing facilities. For the year ended December 31, 2002, we spent approximately $301.6 million on capital expenditures compared to $597.4 million in 2001.

     Our level of capital expenditures for acquisitions and construction and other investments depends on many factors, including industry conditions, the availability of attractive acquisition opportunities and construction projects, the level of commodity prices and competition. We expect to finance our capital expenditures with our cash on hand, cash flow from operations and borrowings available under our commercial paper program, our credit facilities or other available sources of financing.

     Investments in unconsolidated affiliates provided $53.9 million in cash distributions to us during 2002.

     Financing Cash Flows

     Bank Financing and Commercial Paper

     In March 2002, we entered into a $650 million credit facility (“the Facility”), of which $150.0 million can be used for letters of credit. The Facility is used to support our commercial paper program and for working capital and other general corporate purposes. The Facility matures on March 28, 2003, however, any outstanding loans under the Facility at maturity may, at our option, be converted to a one-year term loan. The Facility requires us to maintain at all times a debt to total capitalization ratio of less than or equal to 53%. The Company entered into an amendment to the Facility on November 13, 2002. The Facility, as amended, bears interest at a rate equal to, at our option, either (1) LIBOR plus 1.25% per year or (2) the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus 0.50% per year. At December 31, 2002, there were no borrowings or letters of credit outstanding against the Facility. We plan to replace the existing facility with a new $350 million credit facility (the “New Facility”). We expect to close on the New Facility on March 28, 2003. The New Facility is expected to have similar terms as the Facility being replaced, except it is likely to include an interest coverage ratio and a new restriction on dividends to our members. In addition, we plan to put into place a $100 million funded short-term facility (the “Funded Facility”) with a six month term. The Funded Facility is expected to have similar terms as the New Facility and is expected to close on or before March 28, 2003.

     At December 31, 2002, we had $215.1 million in outstanding commercial paper, with maturities ranging from three to 30 days and annual interest rates ranging from 1.83% to 1.90%. At no time did the amount of our outstanding commercial paper exceed the available amount under the Facility. In the future, our debt levels will vary depending on our liquidity needs, capital expenditures and cash flow.

     In April 2002, we filed a shelf registration statement increasing our ability to issue securities to $500 million. The shelf registration statement provides for the issuance of senior notes, subordinated notes and trust preferred securities.

     Based on current and anticipated levels of operations, we believe that our cash on hand and cash flow from operations, combined with borrowings available under the commercial paper program and the expected New Facility and Funded Facility, will be sufficient to enable us to meet our current and anticipated cash operating requirements and working capital needs for the next year. Actual capital requirements, however, may change, particularly as a result of any acquisitions or distributions that we may make. Our ability to meet current and anticipated operating requirements will depend on our future performance.

     Preferred Financing

     In August 2000, we issued $300 million of preferred member interests to affiliates of Duke Energy and ConocoPhillips in proportion to their ownership interests. The proceeds from this financing were used to repay a portion of our outstanding commercial paper. On September 9, 2002, we redeemed $100.0 million of our preferred members’ interest by paying cash to each member (Duke Energy and ConocoPhillips) in proportion to their ownership interests. The outstanding preferred member interests are entitled to cumulative preferential distributions of 9.5% per annum payable, unless deferred, semiannually. We have the right to defer payments of preferential distributions on the preferred member interests, other than certain tax distributions, at any time and from time to time, for up to 10 consecutive semiannual periods. Deferred preferred distributions will accrue additional amounts based on the preferential distribution rate (plus 0.5% per annum) to the date of payment. At December 31, 2002 there were no outstanding deferred distributions. The preferred member interests, together with all accrued and unpaid preferential distributions, must be redeemed and paid on the earlier of the thirtieth anniversary date of issuance or consummation of an initial public offering of equity securities. For the years ending December 31, 2002 and 2001, we paid preferential distributions of $25.5 million and $28.5 million, respectively.

     Debt Securities

     During 2000 and 2001, we issued the following series of unsecured senior debt securities:

Issue	Principal	Interest
Date	($000s)	Rate	Due Date

August 16, 2000	$600,000	7 1/2%	August 16, 2005
August 16, 2000	$800,000	7 7/8%	August 16, 2010
August 16, 2000	$300,000	8 1/8%	August 16, 2030
February 2, 2001	$250,000	6 7/8%	February 1, 2011
November 9, 2001	$300,000	5 3/4%	November 15, 2006

     The notes mature and become due and payable on their respective due dates, and are not subject to any sinking fund provisions. Interest is payable semiannually. Each series of notes is redeemable, in whole or in part, at our option. The proceeds from the issuance of debt securities were used to repay a portion of our outstanding commercial paper.

     In October 2001, the Company entered into an interest rate swap to convert the fixed interest rate on $250 million of debt securities that were issued in August 2000 to floating rate debt. The interest rate fair value hedge is at a floating rate based on 6-month LIBOR rates, which is re-priced semiannually through 2005. The terms of the swap match the associated debt which permits the assumption of no ineffectiveness, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As such, for the life of the swap no ineffectiveness will be recognized. As of December 31, 2002, the fair value of the interest rate swap of $14.3 million was included in the Consolidated Balance Sheets as Unrealized Gains or Losses on Trading and Hedging Transactions with an offset to the underlying debt included in Long Term Debt.

     Distributions

     We are required to make quarterly distributions to Duke Energy and ConocoPhillips based on allocated taxable income. Our Limited Liability Company Agreement provides for taxable income to be allocated in accordance with the Internal Revenue Code Section 704(c). This Code section takes into account the variation between the adjusted tax basis and the fair market value of assets contributed to the joint venture. The required distribution is based on the highest taxable income allocated to either member, with the other member receiving a proportionate amount to maintain the ownership capital accounts at 69.7% for Duke Energy and 30.3% for ConocoPhillips. As of December 31, 2002, there were no distributions payable based on taxable income allocated to the members.

     Contractual Obligations and Commercial Commitments

     As part of our normal business, we are a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on the Consolidated Balance Sheets. The possibility of us having to honor our contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. We would record a reserve if events occurred that required that one be established. See Note 18 to the Consolidated Financial Statements for more information on guarantee obligations.

     At December 31, 2002, we were the guarantor of approximately $100.5 million of debt associated with unconsolidated subsidiaries, of which $84.5 million is related to our 33.3% ownership interest in Discovery Producer Services, LLC. These guarantees expire December 31, 2003. The debt related to Discovery Producer Services, LLC is due December 31, 2003, and is expected to be refinanced. In the event that the unconsolidated subsidiaries default on the debt payments, we would be required to pay the debt. Assets of the unconsolidated subsidiaries are pledged as collateral for the debt. At December 31, 2002, we had no liability recorded for the guarantees of the debt associated with the unconsolidated subsidiaries.

     At December 31, 2002, we have various indemnification agreements outstanding contained in asset purchase and sale agreements. These indemnification agreements generally relate to the change in environmental and tax laws or settlement of outstanding litigation. These indemnification agreements generally have terms of one to five years, although some are longer. We cannot estimate the maximum potential amount of future payments under these indemnification agreements due to the uncertainties related to changes in laws and regulation with regard to taxes, safety and protection of the environment or the settlement of outstanding litigation, which are outside our control. At December 31, 2002, we had no liability recorded for these outstanding indemnification agreements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Risk and Accounting Policies

     We are exposed to market risks associated with commodity prices, credit exposure, interest rates, and, to a limited extent, foreign currency exchange rates. Management has established comprehensive risk management policies to monitor and manage these market risks. Duke Energy Field Services’ Risk Management Committee is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels. The Risk Management Committee is composed of senior executives who receive regular briefings on the Company’s positions and exposures as well as periodic updates from and consultations with the Duke Energy Chief Risk Officer (CRO) and other expert resources at Duke Energy regarding market risk positions and exposures, credit exposures and overall risk management in the context of market activities. The Risk Management Committee is responsible for the overall management of credit risk and commodity price risk, including monitoring exposure limits.

     See Critical Accounting Policies — Risk Management Activities for further discussion of Risk and Accounting Policies.

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

     DER computations are based on a historical simulation, which uses price movements over a specified period (generally ranging from seven to 14 days) to simulate forward price curves in the energy markets to estimate the potential favorable or unfavorable impact of one day’s price movement on the existing portfolio. The historical simulation emphasizes the most recent market activity, which is considered the most relevant predictor of immediate future market movements for crude oil, NGLs, gas and other energy-

related products. DER computations use several key assumptions, including a 95% confidence level for the resultant price movement and the holding period specified for the calculation. The Company’s DER amounts for commodity derivatives instruments held for trading purposes are shown in the following table.

Daily Earnings at Risk (in thousands)

	Estimated Average	Estimated Average
	One-Day Impact on	One-Day Impact on	High One-Day Impact	Low One-Day Impact
	EBIT for 2002	EBIT for 2001	on EBIT for 2002	on EBIT for 2002

Calculated DER	$2,102	$1,630	$4,840	$441

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

     Our exposure to commodity price risk is influenced by a number of factors, including contract size, length of contract, market liquidity, location and unique or specific contract terms. The following table illustrates the movements in the fair value of our trading instruments during 2002.

Changes in Fair Value of Trading Contracts (in thousands)

Fair value of contracts outstanding at the beginning of the year	$33,242
Contracts realized or otherwise settled during the year	(67,516)
Net premiums received for new option contracts during the year	(4,919)
Net mark-to-market changes in fair values	11,206

Fair value of contracts outstanding at the end of the year	($27,987)

     The fair value of these contracts is expected to be realized in future periods, as detailed in the following table. The amount of cash ultimately realized for these contracts will differ from the amounts shown in the following table due to factors such as market volatility, counterparty default and other unforeseen events that could impact the amount and/or realization of these values. At December 31, 2002, we held cash or letters of credit of $33.7 million to secure such future performance, and had $9.3 million deposited with counterparties.

     When available, quoted market prices are used to record a contract’s fair value. However, market values for energy trading contracts may not be readily determinable because the duration of the contracts exceeds the liquid activity in a particular market. If no active trading market exists for a commodity or for a contract’s duration, holders of these contracts must calculate fair value using internally developed valuation techniques or models. Key components used in these valuation techniques include price curves, volatility, correlation, interest rates, and tenor. Of these components, volatility and correlation are the most subjective. Internally developed valuation techniques include the use of interpolation, extrapolation, and fundamental analysis in the calculation of a contract’s fair value. All risk components for new and existing transactions are valued using the same valuation technique and market data and discounted using a LIBOR based interest rate. Valuation adjustments for performance and market risk and administration costs are used to adjust the fair value of the contract to the gain or loss ultimately recognized in the Consolidated Statements of Operations.

     The following table shows the fair value of our trading portfolio as of December 31, 2002.

	Fair Value of Contracts as of December 31, 2002 (in thousands)

				Maturity in 2006
Sources of Fair Value	Maturity in 2003	Maturity in 2004	Maturity in 2005	and Thereafter	Total Fair Value

Prices supported by quoted market prices and other external sources	$(23,700)	$1,052	$331	$—	$(22,317)
Prices based on models and other valuation methods	(5,791)	513	(384)	(8)	(5,670)

Total	$(29,491)	$1,565	$(53)	$(8)	$(27,987)

     The “Prices supported by quoted market prices and other external sources” category includes our New York Mercantile Exchange (“NYMEX”) swap positions in natural gas and crude oil. The NYMEX has currently quoted prices for the next 32 months. In addition, this category includes our forward positions and options in natural gas and natural gas basis swaps at points for which over-the-counter (“OTC”) broker quotes are available. On average, OTC quotes for natural gas forwards and swaps extend 22 and 32 months into the future, respectively. OTC quotes for natural gas options extend 12 months into the future, on average. We value these positions against internally developed forward market price curves that are validated and recalibrated against OTC broker quotes. This category also includes “strip” transactions whose prices are obtained from external sources and then modeled to daily or monthly prices as appropriate.

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

     Hedging Strategies - We are exposed to market fluctuations in the prices of energy commodities related to natural gas gathering, processing and marketing activities. We closely monitor the risks associated with these commodity price changes on our future operations and, where appropriate, use various commodity instruments such as natural gas, crude oil and NGL contracts to hedge the value of our assets and operations from such price risks. In accordance with SFAS No. 133, our primary use of commodity derivatives is to hedge the output and production of assets we physically own. Contract terms are up to three years, however, since these contracts are designated and qualify as effective hedge positions of future cash flows, or fair values of assets owned by us, to the extent that the hedge relationships are effective, their market value change impacts are not recognized in current earnings. The unrealized gains or losses on these contracts are deferred in Other Comprehensive (Loss) Income (“OCI”) for cash flow hedges or included in Other Current or Noncurrent Assets or Liabilities on the Consolidated Balance Sheets for fair value hedges of firm commitments, in accordance with SFAS No. 133. Amounts deferred in OCI are realized in earnings concurrently with the transaction being hedged. However, in instances where the hedging contract no longer qualifies for hedge accounting, amounts included in OCI through the date of de-designation remain in OCI until the underlying transaction actually occurs. The derivative contract (if continued as an open position) will be marked to market currently through earnings. Several factors influence the effectiveness of a hedge contract, including counterparty credit risk and using contracts with different commodities or unmatched terms. Hedge effectiveness is monitored regularly and measured each month.

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

     The fair value of our qualifying hedge positions at a point in time is not necessarily indicative of the results realized when such contracts settle.

	Fair Value of Contracts as of December 31, 2002 (in thousands)

				Maturity in 2006
Sources of Fair Value	Maturity in 2003	Maturity in 2004	Maturity in 2005	and Thereafter	Total Fair Value

Quoted market prices	$(56,794)	$2,767	$2,079	$—	$(51,948)
Prices based on models or other valuation techniques	(292)	—	—	—	(292)

Total	$(57,086)	$2,767	$2,079	$—	$(52,240)

     Based upon our portfolio of supply contracts, without giving effect to hedging activities that would reduce the impact of commodity price decreases, a decrease of $.01 per gallon in the price of NGLs and $.10 per million Btus in the average price of natural gas would result in changes in annual pre-tax net income of approximately $(25) million and $5 million, respectively.

Credit Risk

     Our principle customers in the Natural Gas Segment are large, natural gas marketing services and industrial end-users. In the NGLs segment, our principle customers are large multi-national petrochemical and refining companies to small regional propane distributors. Substantially all of our natural gas and NGLs sales are made at index, market-based prices. Approximately 40% of our NGLs production is committed to ConocoPhillips and Chevron Phillips Chemical LLC, under an existing 15-year contract which expires in 2014. This concentration of credit risk may affect our overall credit risk in that these customers may be similarly affected by changes in economic, regulatory or other factors. Where exposed to credit risk, we analyze the counterparties’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of these limits on an ongoing basis. The corporate credit policy prescribes the use of master collateral agreements to mitigate credit exposure. Collateral agreements provide for a counterparty to post cash or letters of credit for exposure in excess of the established threshold. The threshold amount represents an open credit limit, determined in accordance with the corporate credit policy. The collateral agreements also provide that the inability to post collateral is sufficient cause to terminate a contract and liquidate all positions. Substantially all other agreements contain adequate assurance provisions, which would allow us, at our discretion, to suspend deliveries, cancel agreements or continue deliveries to the buyer after the buyer provides security for payment satisfactory to us.

     Despite the current credit environment in the energy sector, management believes that the credit risk management process described above is operating effectively. As of December 31, 2002, we had cash or letters of credit of $33.7 million to secure future performance by counterparties, and had deposited with counterparties $9.3 million of such collateral to secure our obligations to provide future services. Collateral amounts held or posted may be fixed or may vary depending on the value of the underlying contracts and could cover normal purchases and sales, trading and hedging contracts. In many cases, we and our counterparties’ publicly disclosed credit ratings impact the amounts of collateral requirements.

     Generally speaking, all physical and financial derivative contracts are settled in cash at the expiration of the contract term.

Interest Rate Risk

     We enter into debt arrangements that are exposed to market risks related to changes in interest rates. We periodically utilize interest rate lock agreements and interest rate swaps to hedge interest rate risk associated with new debt issuances. Our primary goals include (1) maintaining an appropriate ratio of fixed-rate debt to total debt for the Company’s debt rating; (2) reducing volatility of earnings resulting from interest rate fluctuations; and (3) locking in attractive interest rates based on historical averages. As of December 31, 2002, the fair value of our interest rate swap was an asset of $14.3 million. (See Notes 2 and 12 to the Consolidated Financial Statements.)

     As of December 31, 2002, we had approximately $215.1 million outstanding under a commercial paper program. As a result, we are exposed to market risks related to changes in interest rates. In the future, we intend to manage our interest rate exposure using a mix of fixed and floating interest rate debt. An increase of .5% in interest rates would result in an increase in annual interest expense of approximately $2.3 million.

Foreign Currency Risk

     Our primary foreign currency exchange rate exposure at December 31, 2002 was the Canadian dollar. Foreign currency risk associated with this exposure was not material.

Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires an entity to consolidate a variable interest entity if it is the primary beneficiary of the variable interest entity’s activities. The primary beneficiary is the party that absorbs a majority of the expected losses, receives a majority of the expected residual returns, or both, of the variable interest entity’s activities. FIN 46 is applicable immediately to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, FIN 46 is required to be applied in the first fiscal year or interim period beginning after June 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 also requires certain disclosures of an entity’s relationship with variable interest entities. The Company is currently assessing FIN 46 but has not yet determined the impact that it will have on its consolidated results of operations, cash flows or financial position.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure only provisions of SFAS No. 148 as of December 31, 2002. Adoption of the new standard had no material effect on our consolidated results of operations or financial position.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We will adopt the initial recognition and measurement provisions of Interpretation No. 45 on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the disclosure only provisions of Interpretation No. 45 as of December 31, 2002. Adoption of the new interpretation had no material effect on our consolidated results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

     In June 2002, the EITF reached a partial consensus on Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” The EITF concluded that, effective for periods ending after July 15, 2002, mark-to-market gains and losses on energy trading contracts (including those to be physically settled) must be shown on a net basis in the Consolidated Statements of Operations. The Company had previously chosen to report certain of its energy trading contracts on a gross basis, as sales in operating revenues and the associated costs recorded in operating expenses, in accordance with prevailing industry practice. The amounts in the comparative Consolidated Statements of Operations have been reclassified to conform to the 2002 presentation of all amounts on a net basis. The following table shows the impact of changing from gross to net presentation for energy trading activities on our revenues (offsetting adjustments were made to operating expenses resulting in no impact on net income).

	For the Year Ended
	December 31,
	2001	2000

	(In thousands)
Total revenues before adjustment	$9,597,665	$9,093,366
Adjustment	(1,572,971)	(2,894,942)

Revenue as reported	$8,024,694	$6,198,424

     In October 2002, the EITF, as part of their further deliberations on Issue No. 02-03, rescinded the consensus reached in Issue No. 98-10. As a result, all energy trading contracts that do not meet the definition of a derivative under SFAS No. 133, and trading inventories that previously had been recorded at fair values, will be recorded at their historical cost and reported on an accrual basis resulting in the recognition of earnings or losses at the time of contract settlement or termination. New non-derivative energy trading contracts entered into after October 25, 2002 are accounted for under the accrual accounting basis. Non-derivative energy trading contracts and trading inventories that were recorded at fair values were adjusted to historical cost via a cumulative effect adjustment of $5.4 million as a reduction to 2003 earnings.

     In October 2002, the EITF also reached a consensus in Issue No. 02-03 that, effective for periods beginning after December 15, 2002, all gains and losses on all derivative instruments held for trading purposes should be shown on a net basis in the income statement. Gains and losses on non-derivative energy trading contracts should similarly be presented on a gross or net basis in connection with the guidance in Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Upon application of this presentation, comparative financial statements for prior periods are required to be reclassified to conform to the consensus. Therefore, the Company’s trading revenue presentation on the Consolidated Statements of Operations may be revised again in 2003 based on the final consensus of the EITF.

     We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts are subject to a fair-value-based annual impairment assessment. We did not recognize any impairments due to the implementation of SFAS No. 142. The standard also requires certain identifiable intangible assets to be recognized separately and amortized as appropriate. No adjustments to intangibles were identified by us at transition.

     The following table shows what net (loss) income would have been if amortization related to goodwill that is no longer being amortized had been excluded from prior periods.

	For the Year Ended
	December 31,
	2002	2001	2000

	(In thousands)
Reported net (loss) income	$(46,551)	$363,907	$680,161
Add: Goodwill amortization	—	21,989	17,859

Adjusted net (loss) income	$(46,551)	$385,896	$698,020

     The changes in the carrying amount of goodwill for the years ended December 31, 2002 and December 31, 2001 are as follows (in thousands):

				Purchase
	Balance	Acquired	Price	Balance
	December 31, 2001	Goodwill	Adjustments	December 31, 2002

Natural gas gathering, processing, transportation, marketing and storage	$394,054	$—	$521	$394,575
NGL fractionation, transportation, marketing and trading	27,122	—	13,418	40,540

Total consolidated	$421,176	$—	$13,939	$435,115

	Balance	Acquired	Amortization and	Balance
	December 31, 2000	Goodwill	Other	December 31, 2001

Natural gas gathering, processing, transportation, marketing and storage	$376,195	$53,799	$(35,940)	$394,054
NGL fractionation, transportation, marketing and trading	—	28,053	(931)	27,122

Total consolidated	$376,195	$81,852	$(36,871)	$421,176

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

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

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

     We adopted the provisions of SFAS No. 143 as of January 1, 2003. In accordance with the transition provisions of SFAS No. 143, we recorded a cumulative-effect adjustment of $17.4 million as a reduction in 2003 earnings.

ITEM 8. Financial Statements and Supplementary Data.

DUKE ENERGY FIELD SERVICES, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2002, 2001 and 2000
(In thousands)

	2002	2001	2000

OPERATING REVENUES:
Sales of natural gas and petroleum products	$3,025,554	$4,766,449	$3,609,775
Sales of natural gas and petroleum products — affiliates	2,160,174	2,928,631	2,373,698
Transportation, storage and processing	291,431	281,744	188,501
Transportation, storage and processing — affiliates	—	—	11,350
Trading and marketing net margin	14,397	47,870	15,100

Total operating revenues	5,491,556	8,024,694	6,198,424

COSTS AND EXPENSES:
Purchases of natural gas and petroleum products	3,935,943	6,049,010	4,236,098
Purchases of natural gas and petroleum products — affiliates	504,428	691,884	744,378
Operating and maintenance	449,318	373,477	331,572
Depreciation and amortization	298,953	278,930	234,862
General and administrative	149,316	118,249	140,557
General and administrative — affiliates	17,799	11,719	30,597
Asset impairments	40,440	—	—
Net loss (gain) on sale of assets	4,256	(1,277)	(10,660)

Total costs and expenses	5,400,453	7,521,992	5,707,404

OPERATING INCOME	91,103	502,702	491,020
EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	38,196	30,069	27,424
INTEREST EXPENSE:
Interest expense	165,841	165,670	134,016
Interest expense — affiliates	—	—	15,204

Total interest expense	165,841	165,670	149,220

(LOSS) INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(36,542)	367,101	369,224
INCOME TAX EXPENSE (BENEFIT)	10,009	2,783	(310,937)

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(46,551)	364,318	680,161
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	411	—

NET (LOSS) INCOME	(46,551)	363,907	680,161
DIVIDENDS ON PREFERRED MEMBERS’ INTEREST	25,544	28,500	11,717

(DEFICIT) EARNINGS AVAILABLE FOR MEMBERS’ INTEREST	$(72,095)	$335,407	$668,444

See Notes to Consolidated Financial Statements.

DUKE ENERGY FIELD SERVICES, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Years Ended December 31, 2002, 2001 and 2000
(In thousands)

	2002	2001	2000

NET (LOSS) INCOME	$(46,551)	$363,907	$680,161
OTHER COMPREHENSIVE (LOSS) INCOME:
Cumulative effect of change in accounting principle	—	6,626	—
Foreign currency translation adjustment	161	(4,460)	(2,717)
Net unrealized (losses) gains on cash flow hedges	(129,015)	51,621	—
Reclassification into earnings	15,963	(3,313)	—

Total other comprehensive (loss) income	(112,891)	50,474	(2,717)

TOTAL COMPREHENSIVE (LOSS) INCOME	$(159,442)	$414,381	$677,444

See Notes to Consolidated Financial Statements.

DUKE ENERGY FIELD SERVICES, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002, 2001 and 2000
(In thousands)

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(46,551)	$363,907	$680,161
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	298,953	278,930	234,862
Deferred income taxes (benefit)	1,951	2,783	(308,001)
Equity in earnings of unconsolidated affiliates	(38,196)	(30,069)	(27,424)
Asset impairments	40,440	—	—
Loss on asset sales and other	1,401	91	(10,653)
Change in operating assets and liabilities (net of effects of acquisitions) which provided (used) cash:
Accounts receivable	893	533,109	(492,475)
Accounts receivable — affiliates	43,944	22,756	(189,300)
Inventories	(3,624)	9,856	(73,348)
Net unrealized loss (gains) on mark-to-market transactions	71,778	(35,744)	5,376
Other current assets	3,097	1,013	41,324
Other noncurrent assets	(1,917)	76	(9,414)
Accounts payable	(9,662)	(633,599)	808,980
Accounts payable — affiliates	51,389	(35,844)	(906)
Accrued interest payable	1,877	7,807	49,641
Other current liabilities	4,031	(11,868)	51,036
Other long term liabilities	11,271	(22,741)	(46,787)

Net cash provided by operating activities	431,075	450,463	713,072

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisitions	—	(220,097)	(163,565)
Other capital expenditures	(301,631)	(377,273)	(207,498)
Investment expenditures, net of cash acquired	392	(4,795)	(5,323)
Investment distributions	53,878	41,278	43,557
Proceeds from sales of assets	10,501	22,300	97,981

Net cash used in investing activities	(236,860)	(538,587)	(234,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decreases in advances from members	(2,498)	(11,347)	(55,509)
Redemption of preferred members interests	(100,000)	—	—
Distributions to members	(63,165)	(235,564)	(2,744,319)
Proceeds from issuing preferred members’ interest	—	—	300,000
Short term debt — net	2,139	(133,455)	346,410
Proceeds from issuing debt — net	—	546,918	1,691,114
Debt issuance costs	(1,959)	(2,034)	(3,557)
Payment of debt	(590)	(51,037)	—
Payment of dividends	(25,544)	(28,500)	(11,717)

Net cash (used in) provided by financing activities	(191,617)	84,981	(477,578)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(21)	6,496	115
NET INCREASE IN CASH	2,577	3,353	761
CASH, BEGINNING OF YEAR	4,906	1,553	792

CASH, END OF YEAR	$7,483	$4,906	$1,553

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION — Cash paid for interest (net of amounts capitalized)	$167,266	$155,946	$95,805

See Notes to Consolidated Financial Statements.

DUKE ENERGY FIELD SERVICES, LLC

CONSOLIDATED BALANCE SHEETS
As of December 31, 2002 and 2001
(In thousands)

	2002	2001

ASSETS
CURRENT ASSETS:
Cash	$7,483	$4,906
Accounts receivable:
Customers, net	599,116	520,118
Affiliates	186,577	230,521
Other	50,466	136,810
Inventories	86,559	82,935
Unrealized gains on trading and hedging transactions	187,000	180,809
Other	6,713	9,060

Total current assets	1,123,914	1,165,159

PROPERTY, PLANT AND EQUIPMENT, NET	4,642,204	4,711,960
INVESTMENT IN AFFILIATES	179,684	132,252
INTANGIBLE ASSETS:
Natural gas liquids sales and purchases contracts, net	84,304	94,019
Goodwill, net	435,115	421,176

Total intangible assets	519,419	515,195

UNREALIZED GAINS ON TRADING AND HEDGING TRANSACTIONS	25,710	19,095
OTHER NONCURRENT ASSETS	89,504	86,548

TOTAL ASSETS	$6,580,435	$6,630,209

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable:
Trade	$638,826	$620,094
Affiliates	77,009	25,620
Other	45,786	76,914
Short term debt	215,094	212,955
Accrued taxes other than income	31,059	24,646
Distributions payable to members	—	45,672
Accrued interest payable	59,294	57,417
Unrealized losses on trading and hedging transactions	273,578	89,032
Other	88,370	98,473

Total current liabilities	1,429,016	1,250,823

DEFERRED INCOME TAXES	11,740	14,362
LONG TERM DEBT	2,255,508	2,235,034
UNREALIZED LOSSES ON TRADING AND HEDGING TRANSACTIONS	19,361	25,188
OTHER LONG TERM LIABILITIES	89,427	15,845
MINORITY INTERESTS	124,820	135,915
PREFERRED MEMBERS’ INTEREST	200,000	300,000
COMMITMENTS AND CONTINGENT LIABILITIES MEMBERS’ EQUITY:
Members’ interest	1,709,290	1,709,290
Retained earnings	806,119	895,707
Accumulated other comprehensive (loss) income	(64,846)	48,045

Total members’ equity	2,450,563	2,653,042

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$6,580,435	$6,630,209

See Notes to Consolidated Financial Statements.

DUKE ENERGY FIELD SERVICES, LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
Years Ended December 31, 2002, 2001 and 2000
(In thousands)

					Accumulated
		Additional			Other
	Common	Paid-In	Members’	Retained	Comprehensive
	Stock	Capital	Interest	Earnings	(Loss) Income	Total

Balance, January 1, 2000	1	213,091	—	173,091	288	386,471
Combination at March 31, 2000 — see Note 2:
Contribution of TEPPCO general partnership interest	—	2,148	—	—	—	2,148
Contribution of DEFS Inc. and DEFSCL to DEFS, LLC	(1)	(215,239)	215,240	—	—	—
Contribution of notes and advances payable	—	—	2,318,569	—	—	2,318,569
Contribution of GPM assets and liabilities	—	—	1,919,800	—	—	1,919,800
Distributions	—	—	(2,744,319)	(127,561)	—	(2,871,880)
Dividends on preferred members’ interest	—	—	—	(11,717)	—	(11,717)
Net Income	—	—	—	680,161	—	680,161
Other	—	—	—	—	(2,717)	(2,717)

Balance, December 31, 2000	—	—	1,709,290	713,974	(2,429)	2,420,835
Distributions	—	—	—	(153,674)	—	(153,674)
Dividends on preferred members’ interest	—	—	—	(28,500)	—	(28,500)
Net Income	—	—	—	363,907	—	363,907
Other	—	—	—	—	50,474	50,474

Balance, December 31, 2001	—	—	1,709,290	895,707	48,045	2,653,042
Distributions	—	—	—	(17,493)	—	(17,493)
Dividends on preferred members’ interest	—	—	—	(25,544)	—	(25,544)
Net loss	—	—	—	(46,551)	—	(46,551)
Other	—	—	—	—	(112,891)	(112,891)

Balance, December 31, 2002	$—	$—	$1,709,290	$806,119	$(64,846)	$2,450,563

See Notes to Consolidated Financial Statements.

DUKE ENERGY FIELD SERVICES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2002, 2001 and 2000

1. General

     Basis of Presentation — Duke Energy Field Services, LLC (with its consolidated subsidiaries, “the Company” or “Field Services LLC”) operates in the midstream natural gas gathering, marketing and natural gas liquids industries. The Company operates in the two principal segments of the midstream natural gas industry of (1) natural gas gathering, processing, transportation, marketing and storage; and (2) natural gas liquids (“NGLs”) fractionation, transportation, trading and marketing and trading. Field Services LLC’s limited liability company agreement limits the scope of the Company’s business to the midstream natural gas industry in the United States and Canada, the marketing of natural gas liquids in Mexico and the transportation, marketing and storage of other petroleum products.

     The Company is the successor to Duke Energy Corporation’s (“Duke Energy”) North American midstream natural gas business that existed at the time of the Combination (see Note 3). The subsidiaries of Duke Energy that conducted this business were contributed to the Company immediately prior to the Combination (see Note 3). For periods prior to the Combination, the Company and these subsidiaries of Duke Energy are collectively referred to herein as the “Predecessor Company.”

2. Summary of Significant Accounting Policies

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

     Inventories — Inventories consist primarily of materials and supplies and natural gas and NGLs held in storage for transmission and processing and sales commitments. Inventories are recorded at the lower of cost or market value using the average cost method (see Note 7). Historically, natural gas storage arbitrage volumes were marked to market. However, effective with the Financial Accounting Standard Board’s (“FASB”) Emerging Issues Task Force’s (“EITF”) rescission of Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” all gas storage inventory will be recorded at the lower of cost or market, (see “New Accounting Standards” below).

     Accounting for Hedges and Commodity Trading Activities — All derivatives not qualifying for the normal purchases and sales exemption under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” are recorded in the Consolidated Balance Sheets at their fair value as Unrealized Gains or Unrealized Losses on Trading and Hedging Transactions. On the date that derivative contracts are entered into, the Company designates the derivative as either held for trading (trading instruments); as a hedge of a recognized asset, liability or firm commitment (fair value hedges); as a hedge of a forecasted transaction or future cash flows (cash flow hedges); as a normal purchase or sale contract; or leaves the derivative undesignated and marks it to market.

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

     See the “New Accounting Standards” section below for a discussion of the implications of EITF Issue 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” on the accounting for trading activities subsequent to October 25, 2002.

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

     Interest Rate Fair Value Hedges — The Company enters into interest rate swaps to convert some of its fixed-rate long term debt to floating-rate long term debt. Hedged items in fair value hedges are marked to market with the respective derivative instruments. Accordingly, the Company’s hedged fixed-rate debt is carried at fair value. The terms of the outstanding swap match those of the associated debt which permits the assumption of no ineffectiveness, as defined by SFAS No. 133. As such, for the life of the swap no ineffectiveness will be recognized.

     Intangible Assets — Intangible assets consist of goodwill and NGLs sales and purchases contracts. Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business. Prior to January 1, 2002, the Company amortized goodwill on a straight-line basis over the useful lives of the acquired assets, ranging from 15 to 20 years. The Company implemented SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002. For information on the impact of SFAS No. 142 on goodwill and goodwill amortization see the “New Accounting Standards” section of this footnote. (See Notes 3 and 4 for information on significant goodwill additions.) NGLs sales and purchases contracts are amortized on a straight-line basis over the term of the contract, ranging from one to 15 years.

     Property, Plant and Equipment — Property, plant and equipment are recorded at original cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets (see Note 8). The costs of maintenance and repairs, which are not significant improvements, are expensed when incurred. Interest totaling $4.7 million for 2002, $0.8 million for 2001 and $0.3 million for 2000 has been capitalized on construction projects.

     Impairment of Long-Lived Assets — The Company reviews the recoverability of long-lived assets and intangible assets when circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation is based on undiscounted cash flow projections. For the year ended December 31, 2002, the Company recorded an impairment charge for certain assets of $40.4 million. For the years ended December 31, 2001 and 2000, there was no impairment.

     Revenue Recognition — The Company recognizes revenues on sales of natural gas and petroleum products in the period of delivery and transportation revenues in the period service is provided. For gathering services, the Company receives fees from the producers to bring the natural gas from the wellhead to the processing plant. For processing services, the Company either receives fees or commodities as payment for these services, depending on the type of contract. Under the percentage-of-proceeds contract type, the Company is paid for its services by keeping a percentage of the NGLs produced and the residue gas resulting from processing the natural gas. Under a keep-whole contract, the Company keeps a portion of the NGLs produced, but returns the equivalent British thermal unit (“Btu”) content of the gas back to the producer. The Company also receives fees for further fractionation of the NGLs produced, for transportation and storage of NGLs and residue gas. In addition, the Company recognizes revenue for its NGL and residue gas marketing activities. Revenue for goods and services provided but not billed is estimated each month based upon estimated commodity prices, preliminary throughput measurements and contract data.

     Significant Customers — Duke Energy Trading and Marketing, L.L.C. (“DETM”), an affiliated company, was a significant customer in each of the past three years. Sales to DETM, primarily residue gas, totaled approximately $1,119.1 million during 2002, $1,628.8 million during 2001 and $1,444.0 million during 2000. Effective February 28, 2003, the Company’s Master Natural Gas Sales and Purchase Agreement with DETM terminated. DETM provided a thirty-day notice of termination on January 30, 2003. The Company expects to continue to conduct business with DETM on a transactional basis in the future at a reduced volume level. Given the Company’s extensive gas marketing experience for the remainder of its business, management does not expect the termination of this contract to have any material impact on the Company’s financial position or its results of operations.

     ConocoPhillips, an affiliated company, was also a significant customer. Sales to ConocoPhillips, including its affiliate, Chevron Phillips Chemical Company LLC (“CP Chem”) totaled approximately $1,022.6 million during 2002, $1,309.5 million during 2001 and $942.3 million during 2000.

     Unamortized Debt Premium, Discount and Expense — Premiums, discounts and expenses incurred with the issuance of long term debt are amortized over the terms of the debt issues.

     Environmental Expenditures — Environmental expenditures are expensed or capitalized as appropriate, depending upon the future economic benefit. Expenditures that relate to an existing condition caused by past operations, and that do not generate current or future revenue, are expensed. Liabilities for these expenditures are recorded on an undiscounted basis when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Recorded environmental liabilities were $26.0 million at the end of 2002 and $40.0 million at the end of 2001.

     Gas Imbalance Accounting — Quantities of natural gas over-delivered or under-delivered related to imbalance agreements with producers or pipelines are recorded monthly as other receivables or other payables using then current index prices or the weighted average prices of natural gas at the plant or system. These balances are settled with cash or deliveries of natural gas.

     Foreign Currency Translation — The Company translates assets and liabilities of its Canadian operations, where the Canadian dollar is the functional currency, at the year-end exchange rates. Revenues and expenses are translated using average exchange rates during the year. Foreign currency translation adjustments are included in the Consolidated Statements of Comprehensive (Loss) Income.

     Income Taxes — The Company follows the asset and liability method of accounting for income taxes. Deferred taxes are provided for temporary differences in the tax and financial reporting basis of assets and liabilities (see Note 10). At March 31, 2000, the Company converted to a limited liability company which is a pass-through entity for U.S. income tax purposes. As a result, substantially all of the existing net deferred tax liability of $327.0 million was eliminated and a corresponding income tax benefit recorded.

     The Company owns corporations who file their own respective federal and state corporate income tax returns. The income tax expense related to these corporations is included in the income tax expense of the Company, along with other miscellaneous state, local and franchise taxes of the limited liability company and other subsidiaries. In addition, the Company has Canadian subsidiaries that are levied certain foreign taxes.

     In connection with the Combination (see Note 3), the Company is required to make quarterly distributions to Duke Energy and ConocoPhillips based on allocated taxable income. The limited liability company agreement, as amended, provides for taxable income to be allocated in accordance with Internal Revenue Code Section 704(c). This Code Section accounts for the variation between the adjusted tax basis and the fair market value of assets contributed to the joint venture. The distribution is based on the highest taxable income allocated to either member, with the other member receiving a proportionate amount to maintain the ownership capital accounts at 69.7% for Duke Energy and 30.3% for ConocoPhillips. As of December 31, 2002, no additional distributions were due the members.

     Stock Based Compensation — Under Duke Energy’s 1998 Long Term Incentive Plan, stock options for Duke Energy’s common stock may be granted to the Company’s key employees. The Company accounts for stock based compensation using the intrinsic method of accounting. Under this method, any compensation cost is measured as the quoted market price of stock at the date of the grant less the amount an employee must pay to acquire the stock. Restricted stock grants and Company performance awards are recorded as compensation cost over the requisite vesting period based on the market value on the date of the grant. (See Note 15 for pro forma disclosures using the fair value accounting method.) All outstanding common stock amounts and compensation awards have been adjusted to reflect Duke Energy’s two-for-one common stock split effected January 26, 2001. (See Note 15 for additional information on the stock split.)

     Cumulative Effect of Change in Accounting Principle — The Company adopted SFAS No. 133 on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative-effect adjustment of $0.4 million as a reduction in earnings and a cumulative-effect adjustment increasing OCI and member’s equity by $6.6 million. For the years ended December 31, 2002 and 2001, the Company reclassified as earnings $0.9 million and $12.1 million of losses, respectively, from OCI for derivatives included in the transition adjustment related to hedge transactions that settled. All hedge transactions in the transition adjustment had been settled as of December 31, 2002. The amounts reclassified out of OCI were different from the amounts included in the transition adjustment due to market price changes since January 1, 2001.

     New Accounting Standards — In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires an entity to consolidate a variable interest entity if it is the primary beneficiary of the variable interest entity’s activities. The primary beneficiary is the party that absorbs a majority of the expected losses, receives a majority of the expected residual returns, or both, of the variable interest entity’s activities. FIN 46 is applicable immediately to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, FIN 46 is required to be applied in the first fiscal year or interim period beginning after June 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 also requires certain disclosures of an entity’s relationship with variable interest entities. The Company is currently assessing FIN 46 but has not yet determined the impact that it will have on its consolidated results of operations, cash flows or financial position.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure only provisions of SFAS No. 148 as of December 31, 2002. Adoption of the new standard had no material effect on the Company’s consolidated results of operations or financial position.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company will adopt the initial recognition and measurement provisions of Interpretation No. 45 on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure only provisions of Interpretation No. 45 as of December 31, 2002. Adoption of the new interpretation had no material effect on the Company’s consolidated results of operations or financial position.

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

     In June 2002, the EITF reached a partial consensus on Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” The EITF concluded that, effective for periods ending after July 15, 2002, mark-to-market gains and losses on energy trading contracts (including those to be physically settled) must be shown on a net basis in the Consolidated Statements of Operations. The Company had previously chosen to report certain of its energy trading contracts on a gross basis, as sales in operating revenues and the associated costs recorded in operating expenses, in accordance with prevailing industry practice. The amounts in the comparative Consolidated Statements of Operations have been reclassified to conform to the 2002 presentation of all amounts on a net basis. The following table shows the impact of changing from gross to net presentation for energy trading activities on the Company’s revenues (offsetting adjustments were made to operating expenses resulting in no impact on operating or net income).

	For the Year Ended
	December 31,
	2001	2000

	(In thousands)
Total revenues before adjustment	$9,597,665	$9,093,366
Adjustment	(1,572,971)	(2,894,942)

Revenue as reported	$8,024,694	$6,198,424

     In October 2002, the EITF, as part of their further deliberations on Issue No. 02-03, rescinded the consensus reached in Issue No. 98-10. As a result, all energy trading contracts that do not meet the definition of a derivative under SFAS No. 133, and trading inventories that previously had been recorded at fair values, will be recorded at the lower of cost or market and reported on an accrual basis resulting in the recognition of earnings or losses at the time of contract settlement or termination. New non-derivative energy trading contracts entered into after October 25, 2002 will be accounted for under the accrual accounting basis. Non-derivative energy trading contracts on the Consolidated Balance Sheet as of January 1, 2003 that existed at October 25, 2002 and inventories that were recorded at fair values were adjusted to historical cost via a cumulative effect adjustment of $5.4 million as a reduction to 2003 earnings. In connection with the consensus reached on Issue No. 02-03, the FASB staff observed that, effective July 1, 2002, an entity should not recognize unrealized gains or losses at the inception of a derivative instrument unless the fair value of that instrument is evidenced by quoted market prices or current market transactions.

     In October 2002, the EITF also reached a consensus in Issue No. 02-03 that, effective for periods beginning after December 15, 2002, all gains and losses on all derivative instruments held for trading purposes should be shown on a net basis in the income statement. Gains and losses on non-derivative energy trading contracts should similarly be presented on a gross or net basis in connection with the guidance in Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Upon application of this presentation, comparative financial statements for prior periods should be reclassified to conform to the consensus. Therefore, the Company’s trading revenue presentation on the Consolidated Statements of Operations may be restated again in 2003 based on the final consensus of the EITF. All gains and losses on all energy trading contracts are currently presented on a net basis in the Consolidated Statement of Operations. The new gross versus net revenue presentation requirements will have no impact on operating income or net income.

     The Company adopted SFAS No. 141, “Business Combinations,” as of July 1, 2001. SFAS No. 141 required that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Companies may no longer use the pooling method of accounting for future combinations.

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

     The following table shows what net (loss) income would have been if amortization related to goodwill that is no longer being amortized had been excluded from prior periods.

	For the Year Ended
	December 31,
	2002	2001	2000

	(In thousands)
Reported net (loss) income	$(46,551)	$363,907	$680,161
Add: Goodwill amortization	—	21,989	17,859

Adjusted net (loss) income	$(46,551)	$385,896	$698,020

     The changes in the carrying amount of goodwill for the year ended December 31, 2002 and December 31, 2001 are as follows:

			Purchase
	Balance	Acquired	Price	Balance
	December 31, 2001	Goodwill	Adjustments	December 31, 2002

	(In thousands)
Natural gas gathering, processing, transportation, marketing and storage	$394,054	$—	$521	$394,575
NGL fractionation, transportation, marketing and trading	27,122	—	13,418	40,540

Total consolidated	$421,176	$—	$13,939	$435,115

	Balance	Acquired	Amortization	Balance
	December 31, 2000	Goodwill	and Other	December 31, 2001

	(In thousands)
Natural gas gathering, processing, transportation, marketing and storage	$376,195	$53,799	$(35,940)	$394,054
NGL fractionation, transportation, marketing and trading	—	28,053	(931)	27,122

Total consolidated	$376,195	$81,852	$(36,871)	$421,176

     The gross carrying amount and accumulated amortization for NGLs sales and purchases contracts are as follows:

	For the Year Ended
	December 31,
	2002	2001

	(In thousands)
NGLs sales and purchases contracts	$121,124	$121,124
Less: Accumulated amortization	(36,820)	(27,105)

NGLs sales and purchases contracts, net	$84,304	$94,019

     During the years ended December 31, 2002 and 2001, the Company recorded amortization expense associated with NGLs sales and purchases contracts of $9.7 million and $9.0 million, respectively. Estimated amortization for these contracts for the next five years is as follows:

Estimated Amortization

(in thousands)
2003	$9,701
2004	8,128
2005	7,192
2006	7,192
2007	7,186
Thereafter	44,905

Total	$84,304

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

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability is increased due to the passage of time based on the time value of money until the obligation is settled. The Company adopted the provisions of SFAS No. 143 as of January 1, 2003. In accordance with the transition provisions of SFAS No. 143, the Company recorded a cumulative-effect adjustment of $17.4 million as a reduction in 2003 earnings.

     Reclassifications — Certain prior period amounts have been reclassified in the Consolidated Financial Statements to conform to the current presentation.

3. Combination

     On March 31, 2000, the natural gas gathering, processing and NGL assets, operations, and subsidiaries of Duke Energy that existed at the time were contributed to Field Services LLC. In connection with the contribution of assets and subsidiaries at March 31, 2000, notes and advances payable to subsidiaries of Duke Energy were eliminated and contributed to equity. Also on March 31, 2000, ConocoPhillips contributed its then existing midstream natural gas gathering, processing and NGL operations to Field Services LLC. This contribution and Duke Energy’s contribution to Field Services LLC are referred to as the “Combination.” In connection with the Combination, the Company made one-time distributions to ConocoPhillips of $1,219.8 million and to Duke Energy of $1,524.5 million. In exchange for the contributions, and after the one-time distributions, Duke Energy received a 69.7% member interest in Field Services LLC, with ConocoPhillips holding the remaining 30.3% member interest.

     TEPPCO General Partner — On March 31, 2000, and in connection with the Combination, Duke Energy contributed the general partner of TEPPCO Partners, L.P. (“TEPPCO”) to Field Services LLC. In connection with the contribution of the general partner of TEPPCO, the Company recorded an investment in TEPPCO of $2.1 million and increased equity by $2.1 million.

     TEPPCO is a publicly traded master limited partnership that owns and operates a network of pipelines and storage and terminal facilities for refined products, liquefied petroleum gases, petrochemicals, natural gas gathering and crude oil. The general partner is responsible for TEPPCO’s management and operations. Because Field Services LLC owns the general partner of TEPPCO, it has the right to receive incentive cash distributions from TEPPCO in addition to a 2% share of distributions based on the general partner interest. At TEPPCO’s 2002 per unit distribution level, the general partner received approximately 25% of the cash distributed by TEPPCO to its partners. Due to the general partner’s share of unit distributions and degree of control exercised through its management of the partnership and other partnership governance issues, the Company’s investment in TEPPCO is accounted for under the equity method.

4. Acquisitions and Dispositions

     Acquisition of Discovery Producer Services — On May 31, 2002, the Company acquired 33.3% of the outstanding membership interests in Discovery Producer Services, LLC (“DPS”). The base purchase price of $71.0 million was adjusted for working capital and certain capital expenditures. This adjusted purchase price was then reduced by approximately $84.6 million of DPS debt guaranteed by the Company, resulting in the Company receiving cash of approximately $11.5 million on the closing date of the transaction. This investment is accounted for under the equity method of accounting. The pro forma impact of the acquisition on the Company’s results of operations was not material.

     Acquisition of Additional Equity Interests — On July 10, 2001, the Company acquired additional interests in Mobile Bay Processing Partners, Gulf Coast NGL Pipeline, L.L.C. and Dauphin Island Gathering Partners from MCNIC Energy Enterprise Inc. (“MCNIC”) for approximately $66.2 million. This acquisition of additional interests has been accounted for under the purchase method of accounting. As a result, the Company has controlling interests in each of these entities, and the assets and liabilities and results of operations of the three affiliates have been consolidated in the Company’s financial statements since the date of the purchases with an offsetting amount recorded as minority interest. The pro forma impact of the acquisition on the Company’s results of operations was not material.

     Canadian Midstream Services, Ltd. — On May 1, 2001, the Company acquired the outstanding shares of Canadian Midstream Services, Ltd. (“CMSL”) for a purchase price of approximately $162.0 million. The purchase price included assumed debt of approximately $49.3 million. The acquisition was accounted for under the purchase method of accounting, and the assets and liabilities and results of operations of CMSL have been consolidated in the Company’s financial statements since the date of purchase. On a pro forma basis, revenues and net income for the year ended December 31, 2001 would have increased $7.8 million and $1.4 million, respectively, if the acquisition of CMSL had occurred on January 1, 2001. The following is a summary of the allocated purchase price (in millions):

Property, plant and equipment	$139.0
Goodwill	53.7
Current assets	14.0
Current liabilities	(57.3)
Other noncurrent liabilities	(35.9)

Total purchase price	$113.5

     Gas Supply Resources, Inc. — On April 30, 2001, the Company acquired in a purchase transaction, Gas Supply Resources, Inc. (“GSRI”), a propane wholesaler located in the northeast, for approximately $45.0 million. The pro forma impact of the acquisition on the Company’s results of operations was not material. Goodwill of $28.1 million has been recorded as a result of allocating the purchase price to the individual assets and liabilities acquired.

     Disposition of NGL Pipeline Assets — On December 31, 2000, the Company sold NGL pipeline assets to TEPPCO for $91.0 million. The NGL pipeline assets sold included the Panola Pipeline and the San Jacinto Pipeline. TEPPCO also assumed the lease of a 34-mile condensate pipeline. A $12.0 million gain and a $3.2 million deferred gain were recorded in connection with the sale.

     Conoco and Mitchell Assets — On March 31, 2000, Field Services LLC acquired gathering and processing facilities located in central Oklahoma from Conoco, Inc. and Mitchell Energy & Development Corp. Field Services LLC paid cash of $99.8 million, and exchanged its interests in certain gathering and marketing joint ventures located in southeast Texas having a total fair value of $42.0 million as consideration for these facilities. The pro forma impact of the acquisition on the Company’s results of operations was not material.

5. Agreements and Transactions with Duke Energy

     Services Agreement with Duke Energy — In connection with the Combination, the Company entered into a services agreement with Duke Energy and some of its subsidiaries, dated March 14, 2000. Under this agreement, Duke Energy and those subsidiaries provide the Company with various staff and support services, including information technology products and services, payroll, employee benefits, insurance, cash management, ad valorem taxes, treasury, media relations, printing, records management, legal functions and investor services. These services are priced on the basis of a monthly charge which management believes approximates market prices. Additionally, the Company may use other Duke Energy services subject to hourly rates, including legal, insurance, internal audit, tax planning, human resources and security departments. This agreement, as amended, expires on December 31, 2003. Total expenditures, including capital spending, resulting from this agreement were $17.7 million, $10.0 million and $7.4 million in 2002, 2001 and 2000, respectively.

     License Agreement — In connection with the Combination, Duke Energy has licensed to the Company a non-exclusive right to use the phrase “Duke Energy” and its logo and certain other trademarks in identifying the Company’s businesses. This right may be terminated by Duke Energy at its sole option any time after Duke Energy’s direct or indirect ownership interest in the Company is less than or equal to 35%; or Duke Energy no longer controls, directly or indirectly, the management and policies of the Company.

     Transactions between Duke Energy and the Company — The Company sells a portion of its residue gas and NGLs to, purchases raw natural gas and other petroleum products from, and provides gathering and transportation services to Duke Energy and its subsidiaries, including TEPPCO, at contractual prices that management believes approximated market prices in the ordinary course of the Company’s business. The Company anticipates continuing to purchase and sell these commodities and provide these services to Duke Energy in the ordinary course of business (see Note 2, “Significant Customers”). The Company’s total revenues from these activities, including amounts netted in trading and marketing net margin, were approximately $1,167.1 million, $1,648.5 million and $1,459.2 million for 2002, 2001 and 2000, respectively. The Company’s total purchases from these activities were approximately $161.6 million, $327.5 million and $420.6 million for 2002, 2001 and 2000, respectively.

6. Agreements and Transactions with ConocoPhillips

     Long Term NGLs Purchases Contract with ConocoPhillips — In connection with the Combination, the Company agreed to maintain the NGL Output Purchase and Sale Agreement (the “ConocoPhillips NGL Agreement”) between ConocoPhillips and the midstream natural gas assets that were contributed by ConocoPhillips to the Company in the Combination. Under the ConocoPhillips NGL Agreement, Phillips 66 Company, a wholly-owned subsidiary of ConocoPhillips, has the right to purchase at index-based prices substantially all NGLs produced by the processing plants which were contributed to the Company from ConocoPhillips in the Combination. The ConocoPhillips NGL Agreement also grants Phillips 66 Company, and subsequently Chevron Phillips Chemical Company, the right to purchase at index-based prices certain quantities of NGLs produced at processing plants that are acquired and/or constructed by the Company in the future in various counties in the Mid-Continent and Permian Basin regions, and the Austin Chalk area. The primary term of the agreement is effective until December 31, 2014.

     Transactions between ConocoPhillips and the Midstream Business Acquired from ConocoPhillips — Through March 31, 2000, the ConocoPhillips’ businesses (the “ConocoPhillips Combined Subsidiaries”) that owned the midstream natural gas assets that were contributed to the Company in the Combination had conducted a series of transactions with ConocoPhillips in which the ConocoPhillips Combined Subsidiaries sold a portion of their residue gas and other by-products to ConocoPhillips and its affiliate, CP Chem at contractual prices that the Company believes approximated market prices. In addition, the ConocoPhillips Combined Subsidiaries purchased raw natural gas from ConocoPhillips at contractual prices that the Company believes approximated market prices. The Company is continuing these transactions in the ordinary course of business. The Company’s total revenues from these activities, including amounts netted in trading and marketing net margin, were approximately $1,022.6 million, $1,309.5 million and $942.3 million for 2002, 2001 and 2000, respectively (see Note 2, “Summary of Significant Accounting Policies — Significant Customers”.) The Company’s total purchases from these activities, including amounts netted in trading and marketing net margin, were approximately $423.1 million, $491.1 million, and $340.7 million for 2002, 2001 and 2000, respectively.

7. Inventories

     A summary of inventories by category follows:

	December 31,

	2002	2001

	(In thousands)
Gas held for resale	$29,827	$32,553
NGLs	53,186	44,310
Materials and supplies	3,546	6,072

Total inventories	$86,559	$82,935

8. Property, Plant and Equipment

     A summary of property, plant and equipment by classification follows:

		December 31,
	Depreciation
	Rates	2002	2001

	(In thousands)
Gathering	4% - 6%	$2,437,487	$2,308,905
Processing	4%	1,995,743	1,786,431
Transmission	4%	1,240,057	1,241,408
Underground storage	2% - 5%	91,951	91,205
General plant	20% - 33%	192,707	126,125
Construction work in progress		61,372	253,831

		6,019,317	5,807,905
Accumulated depreciation		(1,377,113)	(1,095,945)

Property, plant and equipment, net		$4,642,204	$4,711,960

     Asset Impairments — As part of the Company’s periodic asset performance evaluations, it was determined in December 2002 that certain gas plants and gathering systems have recently generated cash flow losses and are expected to continue to generate minimal or negative cash flows in future years. Accordingly, at December 31, 2002, the Company performed tests for recoverability on these assets in accordance with the requirements of SFAS No. 144 using probability weighted undiscounted future cash flow models. Based upon the results of these analyses, the Company determined that the carrying value of these assets was impaired and, accordingly, wrote them down to their fair value. Fair value was determined based on management’s best estimates of sales value and/or discounted future cash flow models. The charge associated with these impairments was $40.4 million for 2002 relating to the natural gas gathering, processing, transportation, marketing and storage segment.

     The Company’s revenues and expenses are significantly dependent on commodity prices such as NGLs and natural gas. Past and current trends in the price changes of these commodities may not be indicative of future trends. If negative market conditions persist over time and estimated cash flows over the lives of assets do not exceed the carrying value of those individual assets, asset impairments may occur in the future under existing accounting rules. Furthermore, a change in management’s intent about the use of individual assets could also impact an impairment analysis.

9. Investments in Affiliates

     The Company has investments in the following businesses accounted for using the equity method:

		December 31,
	2002
	Ownership	2002	2001

	(In thousands)
Discovery Producer Services, LLC	33.33%	$50,737	$—
Mont Belvieu I	20.00%	34,521	37,706
Sycamore Gas System General Partnership	48.45%	17,051	18,803
Main Pass Oil Gathering	33.33%	15,041	16,817
Tri-States NGL Pipeline, LLC	10.00%	13,735	13,971
TEPPCO Partners, L.P.	2.00%	12,177	13,401
Black Lake Pipeline	50.00%	10,085	8,996
Fox Plant LLC	50.00%	8,572	8,247
Other affiliates	Various	17,765	14,311

Total investments in affiliates		$179,684	$132,252

     Discovery Producer Services, LLC— Discovery Producer Services, LLC owns and operates a 600 MMcf/d interstate pipeline, a condensate handling facility, a cryogenic gas processing plant, and other gathering assets in deepwater offshore Louisiana.

     Mont Belvieu I — Mont Belvieu I operates a 200 MBbl/d fractionation facility in the Mont Belvieu, Texas Market Center.

     Sycamore Gas System General Partnership — Sycamore Gas System General Partnership is a partnership formed for the purpose of constructing, owning and operating a gas gathering and compression system in Carter County, Oklahoma.

     Main Pass Oil Gathering — Main Pass Oil Gathering is a joint venture whose primary operation is a crude oil gathering pipeline system of 81 miles in the Main Pass East and Viosca Knoll Block areas in the Gulf of Mexico.

     Tri-States NGL Pipeline, LLC — Tri-States NGL Pipeline, LLC owns 169 miles of NGL pipeline, extending from a point near Mobile Bay, Alabama to a point near Kenner, Louisiana.

     Black Lake Pipeline — Black Lake Pipeline owns a 317 mile long NGL pipeline, with a current capacity of approximately 40 MBbl/d. The pipeline receives NGLs from a number of gas plants in Louisiana and Texas. The NGLs are transported to Mont Belvieu fractionators.

     Fox Plant LLC — Fox Plant LLC is a limited liability company formed for the purpose of constructing, owning and operating a gathering facility and gas processing plant in Carter County, Oklahoma.

     Equity in earnings amounted to the following for the years ended December 31:

	2002	2001	2000

	(In thousands)
Discovery Producer Services, LLC	$2,119	$—	$—
Mont Belvieu I	(1,422)	(766)	(501)
Sycamore Gas System General Partnership	(299)	(302)	44
Main Pass Oil Gathering	5,134	3,768	2,973
TEPPCO Partners, L.P.	28,750	24,517	10,589
Tri-States NGL Pipeline, LLC	1,287	554	—
Black Lake Pipeline	1,639	1,322	1,833
Fox Plant LLC	324	202	508
Dauphin Island Gathering Partners (1)	—	1,287	3,835
Mobile Bay Processing Partners (1)	—	(971)	2,413
Other affiliates	664	458	5,730

Total equity earnings	$38,196	$30,069	$27,424

     (1) On July 10, 2001, the Company acquired additional interests in Mobile Bay Processing Partners and Dauphin Island Gathering Partners. As a result of these acquisitions, the assets and liabilities and results of operations of these affiliates have been consolidated in the Company’s Consolidated Financial Statements since the date of the purchase (see Note 4).

     Distributions in excess of earnings were $15.7 million, $11.2 million and $16.1 million in 2002, 2001 and 2000, respectively.

     The following summarizes combined financial information of unconsolidated affiliates for the years ended December 31:

	2002	2001	2000

	(In thousands)
Income statement:
Operating revenues	$295,946	$211,792	$242,900
Operating expenses	(229,100)	(167,289)	(216,334)
Net income	55,282	40,352	27,278
Balance sheet:
Current assets	$154,723	$73,466
Noncurrent assets	745,207	599,727
Current liabilities	(69,327)	(35,014)
Noncurrent liabilities	(190,455)	(260,583)

Net assets	$640,148	$377,596

10. Income Taxes

     At March 31, 2000, the Company converted to a limited liability company which is a pass-through entity for U.S. income tax purposes. As a result, substantially all of the existing net deferred tax liability of $327.0 million was eliminated and a corresponding income tax benefit was recorded.

     The Predecessor Company’s taxable income was included in a consolidated U.S. federal income tax return with Duke Energy until conversion to a limited liability company. Therefore, income tax for 2000 has been provided in accordance with Duke Energy’s tax allocation policy, which requires subsidiaries to calculate federal income tax as if separate taxable income, as defined, was reported.

     The Company owns corporations who file their own respective federal and state corporate income tax returns. The income tax expense related to these corporations is included in the income tax expense of the Company, along with other miscellaneous state, local and franchise taxes of the limited liability company and other subsidiaries. In addition, the Company has Canadian subsidiaries that are levied certain foreign taxes.

     Income tax as presented in the Statements of Operations is summarized as follows:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Current:
Federal	$6,249	$—	$(5,066)
State	989	480	2,130
Foreign	820	1,324	—

Total current	8,058	1,804	(2,936)

Deferred:
Federal	944	—	(268,911)
State	1,007	979	(39,090)

Total deferred	1,951	979	(308,001)

Total income tax expense	$10,009	$2,783	$(310,937)

11. Financing

     Credit Facility with Financial Institutions — In March 2000, Field Services LLC entered into a $2,800.0 million credit facility with several financial institutions. No amounts were ever borrowed under this facility. On April 3, 2000, Field Services LLC borrowed $2,790.9 million in the commercial paper market to fund one-time cash distributions of $1,524.5 million to Duke Energy and $1,219.8 million to ConocoPhillips, and to meet working capital requirements. These borrowings were subsequently paid down with proceeds from the issuance of debt securities and preferred financing (see below). The credit facility has since been replaced by a new $650.0 million revolving credit facility (the “Facility”), of which $150.0 million can be used for letters of credit. The Facility is used to support the Company’s commercial paper program and for working capital and other general corporate purposes. The Facility matures on March 28, 2003, however, any outstanding loans under the Facility at maturity may, at the Company’s option, be converted to a one-year term loan. The Facility requires the Company to maintain at all times a debt to total capitalization ratio of less than or equal to 53%. The Company entered into an amendment to the Facility on November 13, 2002. The Facility, as amended, bears interest at a rate equal to, at the Company’s option, either (1) London Interbank Borrowing Rate (“LIBOR”) plus 1.25% per year or (2) the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus 0.50% per year. At December 31, 2002, there were no borrowings or letters of credit outstanding against the Facility. At December 31, 2002 and 2001, the Company had $215.1 million and $213.0 million in outstanding commercial paper, respectively, with maturities ranging from three to 30 days and annual interest rates ranging from 1.83% to 1.90%. The weighted average interest rate on the outstanding commercial paper was 1.89% and 2.53% as of December 31, 2002 and 2001, respectively. The amount of the Company’s outstanding commercial paper never exceeded the available amount under the Facility.

     Preferred Financing — In August 2000, the Company issued $300.0 million of preferred member interests to affiliates of Duke Energy and ConocoPhillips in proportion to their ownership interests. The proceeds from this financing were used to repay a portion of the Company’s outstanding commercial paper. The preferred member interests are entitled to cumulative preferential distributions of 9.5% per annum payable, unless deferred, semi-annually. The Company has the right to defer payments of preferential distributions on the preferred member interests, other than certain tax distributions, at any time, for up to 10 consecutive semiannual periods. Deferred preferred distributions will accrue additional amounts based on the preferential distribution rate (plus 0.5% per annum) to the date of payment. The preferred member interests, together with all accrued and unpaid preferential distributions, must be redeemed and paid on the earlier of the thirtieth anniversary date of issuance or consummation of an initial public offering of equity securities. On September 9, 2002, the Company redeemed $100.0 million of its preferred member interests by paying cash to each member in proportion to their ownership interests. For the years ended December 31, 2002 and 2001, the Company has paid preferential distributions of $25.5 million and $28.5 million, respectively. There are no outstanding deferred preferential distributions.

     Debt Securities — Long term debt at December 31, 2002 and 2001 was as follows (in thousands):

	Principal/Discount
				Interest
	2002	2001	Issue Date	Rate	Due Date

Debt Securities	$600,000	$600,000	August 16, 2000	7 1/2%	August 16, 2005
	800,000	800,000	August 16, 2000	7 7/8%	August 16, 2010
	300,000	300,000	August 16, 2000	8 1/8%	August 16, 2030
	250,000	250,000	February 2, 2001	6 7/8%	February 1, 2011
	300,000	300,000	November 9, 2001	5 3/4%	November 15, 2006
Interest rate swap	14,258	(4,659)
Capitalized leases	2,697	3,288
Unamortized discount	(11,447)	(13,595)

Net long term debt	$2,255,508	$2,235,034

     The notes mature and become payable on the respective due dates, and are not subject to any sinking fund provisions. Debt securities maturing over the next five years include $600.0 million in 2005 and $300.0 million in 2006. Interest is payable semiannually. The notes are redeemable at the option of the Company. The Company used the proceeds from the issuance of the debt securities to repay short term commercial paper borrowings.

     In October 2001, the Company entered into an interest rate swap to convert the fixed interest rate on $250.0 million of debt securities that were issued in August 2000 to floating rate debt. The interest rate fair value hedge is at a floating rate based on 6-month LIBOR rates, which is re-priced semiannually through 2005.

12. Derivative Instruments, Hedging Activities and Credit Risk

     Commodity price risk — The Company’s principal operations of gathering, processing, transportation and storage of natural gas, and the accompanying operations of fractionation, transportation, trading and marketing of NGLs create commodity price risk exposure due to market fluctuations in commodity prices, primarily with respect to the prices of NGLs, natural gas and crude oil. As an owner and operator of natural gas processing and other midstream assets, the Company has an inherent exposure to market variables and commodity price risk. The amount and type of price risk is dependent on the underlying natural gas contracts entered into to purchase and process raw natural gas. Risk is also dependent on the types and mechanisms for sales of natural gas and NGLs and related products produced, processed, transported or stored.

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

     Counterparty risks — The Company sells various commodities (i.e., natural gas, NGLs and crude oil) to a variety of customers. The natural gas customers include local utilities, industrial consumers, independent power producers and merchant energy trading organizations. The NGLs customers range from large, multi-national petrochemical and refining companies to small regional retail propane distributors. Substantially all of the Company’s NGLs sales are made at market-based prices, including approximately 40% of NGLs production that is committed to ConocoPhillips and Chevron Phillips Chemical LLC, under a contract with a primary term that expires on January 1, 2015. This concentration of credit risk may affect the Company’s overall credit risk in that these customers may be similarly affected by changes in economic, regulatory or other factors. On all transactions where the Company is exposed to credit risk, the Company analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis. The corporate credit policy prescribes the use of master collateral agreements to mitigate credit exposure. The collateral agreements provide for a counterparty to post cash or letters of credit for exposure in excess of the established threshold. The threshold amount represents an open credit limit, determined in accordance with the corporate credit policy. The collateral agreements also provide that the inability to post collateral is sufficient cause to terminate a contract and liquidate all positions.

     Physical forward contracts and financial derivatives are generally cash settled at the expiration of the contract term. These transactions are generally subject to specific credit provisions within the contracts that would allow the seller, at its discretion, to suspend deliveries, cancel agreements or continue deliveries to the buyer after the buyer provides security for payment satisfactory to the seller.

     Commodity cash flow hedges — The Company uses cash flow hedges, as specifically defined by SFAS No. 133, to reduce the potential negative impact that commodity price changes could have on the Company’s earnings, and its ability to adequately plan for cash needed for debt service, dividends, capital expenditures and tax distributions. The Company’s primary corporate hedging goals include maintaining minimum cash flows to fund debt service, dividends, production replacement, maintenance capital projects and tax distributions; and retaining a high percentage of potential upside relating to price increases of NGLs.

     The Company uses natural gas, crude oil and NGLs swaps and options to hedge the impact of market fluctuations in the price of NGLs, natural gas and other energy-related products. For the year ended December 31, 2002, the Company recognized a net loss of $27.2 million, of which $9.7 million represented the total ineffectiveness of all cash flow hedges and $16.1 million represented the total derivative settlements. The time value of options was excluded in the assessment of hedge effectiveness.For the year ended December 31, 2002, a $1.4 million loss related to the time value of options is included in Sales of Natural Gas and Petroleum Products in the Consolidated Statements of Operations. No derivative gains or losses were reclassified from OCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

     Gains and losses on derivative contracts that are reclassified from accumulated OCI to current period earnings are included in the line item in which the hedged item is recorded. As of December 31, 2002, $57.1 million of deferred net losses on derivative instruments accumulated in OCI are expected to be reclassified into earnings during the next 12 months as the hedge transactions occur; however, due to the volatility of the commodities markets, the corresponding value in OCI is subject to change prior to its reclassification into earnings. The maximum term over which the Company is hedging its exposure to the variability of future cash flows is three years.

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

     For the year ended December 31, 2002, the gains or losses representing the ineffective portion of the Company’s fair value hedges were not material. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. The Company did not have any firm commitments that no longer qualified as fair value hedge items and therefore, did not recognize an associated gain or loss.

     Interest rate fair value hedge — In October 2001, the Company entered into an interest rate swap to convert the fixed interest rate on $250.0 million of debt securities that were issued in August 2000 to floating rate debt. The interest rate fair value hedge is at a floating rate based on a six-month LIBOR, which is re-priced semiannually through 2005. The swap meets conditions which permit the assumption of no ineffectiveness, as defined by SFAS 133. As such, for the life of the swap no ineffectiveness will be recognized. As of December 31, 2002, the fair value of the interest rate swap of $14.3 million gain was included in the Consolidated Balance Sheets as Unrealized Gains or Losses on Trading and Hedging Transactions with an offset to the underlying debt included in Long Term Debt.

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

	December 31, 2002		December 31, 2001

	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value

	(In thousands)
Accounts receivable	$836,159	$836,159	$887,449	$887,449
Accounts payable	(761,621)	(761,621)	(722,628)	(722,628)
Natural gas, NGLs and oil hedge and trading contracts	(80,229)	(80,229)	85,684	85,684
Short term debt	(215,094)	(215,094)	(212,955)	(212,955)
Long term debt	(2,255,508)	(2,447,511)	(2,235,034)	(2,342,795)

     The fair value of accounts receivable, accounts payable and short term debt are not materially different from their carrying amounts because of the short term nature of these instruments or the stated rates approximating market rates.

     Notes receivable are carried in the accompanying balance sheet at cost.

     The estimated fair value of the natural gas, NGLs and oil hedge contracts is determined by multiplying the difference between the quoted termination prices for natural gas, NGLs and oil and the hedge contract prices by the quantities under contract. The estimated fair value of options is determined by the Black-Scholes options valuation model.

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

     Other Commitments and Contingencies — The Company utilizes assets under operating leases in several areas of operation. Combined rental expense amounted to $9.2 million, $11.1 million and $13.8 million in 2002, 2001 and 2000, respectively. Minimum rental payments under the Company’s various operating leases for the years 2003 through 2007 are $7.9 million, $5.7 million, $5.5 million, $3.6 million and $2.0 million, respectively. Thereafter, payments aggregate $4.8 million through 2011.

15. Stock-Based Compensation

     Duke Energy applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for the stock-based compensation plans described below. Accordingly, no compensation expense has been recognized for stock options. The following table illustrates the effect on (deficit) earnings available for members’ interest if Duke Energy had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” to all stock-based compensation awards.

	Year Ended December 31
	(In thousands)
	2002	2001	2000

(Deficit) Earnings Available for Members’ Interest, as reported	$(72,095)	$335,407	$668,444
Add: stock-based compensation expense included in reported net income, net of related tax effects	750	591	1,137
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects
Pro forma (Deficit) Earnings	(3,593)	(2,909)	(2,975)

Available for Members’
Interest, net of tax effects	$(74,938)	$333,089	$666,606

     Under Duke Energy’s 1998 Long Term Incentive Plan, stock options for Duke Energy’s common stock may be granted to the Company’s key employees. Under the plan, the exercise price of each option granted cannot be less than the market price of Duke Energy’s common stock on the date of grant. Vesting periods range from one to five years with a maximum term of 10 years.

     On December 20, 2000, Duke Energy announced a two-for-one common stock split effective January 26, 2001, to shareholders of record on January 3, 2001. The following option information has been restated to reflect the stock split, and appropriate adjustments have been made in the exercise price and number of shares subject to stock options.

     The following tables show information regarding options to purchase Duke Energy’s common stock granted to employees of the Company.

Stock Option Activity

		Weighted-
		Average
	Options	Exercise
	(in thousands)	Price

Outstanding at December 31, 1999	2,522	$26
Granted	837	41
Exercised	(568)	22
Forfeited	(223)	27

Outstanding at December 31, 2000	2,568	31
Granted	815	38
Exercised	(251)	27
Forfeited	(144)	32

Outstanding at December 31, 2001	2,988	33
Granted	68	37
Exercised	(79)	25
Forfeited	(108)	35

Outstanding at December 31, 2002	2,869	$33

Stock Options at December 31, 2002

	Outstanding			Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	(in thousands)	Life (Years)	Price	(in thousands)	Price

$8 to $10	9	2.1	$10	9	$10
$11 to $16	20	2.4	12	20	12
$17 to $22	16	4.1	22	16	22
$23 to $28	1,153	6.4	26	855	26
$29 to $34	190	6.9	30	120	30
$35 to $40	825	9.0	38	227	38
> $40	656	8.0	43	328	43

Total	2,869	7.5	33	1,575	31

     On December 31, 2002, there were approximately 1,575,000 exercisable options outstanding with a $31 weighted-average exercise price. On December 31, 2001, there were approximately 813,000 outstanding options exercisable with a weighted-average exercise price of $29 per option.

     The weighted-average fair value of options granted was $10 per option during 2002, 2001 and 2000. The fair value of each option granted was estimated on the date of grant using the Black-Scholes options valuation model.

Weighted-Average Assumptions for Option-Pricing

	2002	2001	2000

Stock dividend yield	3.3%	3.4%	3.7%
Expected stock price volatility	30.5%	29.7%	25.1%
Risk-free interest rates	5.1%	5.0%	5.3%
Expected option lives	7 years	7 years	7 years

     Duke Energy granted performance awards of Duke Energy common stock to key employees of the Predecessor Company under the 1998 Long Term Incentive Plan (the “1998 Plan”). Performance awards under the 1998 plan vest over periods ranging from three to seven years. Vesting can occur in year three, at the earliest if performance is met. Duke Energy did not award any performance awards in 2002, 2001 or 2000. Compensation expense for the performance grants is charged to the Company’s earnings over the vesting period and amounted to approximately $216,000, $217,000, and $1.2 million, in 2002, 2001, and 2000, respectively.

     Duke Energy granted phantom shares of Duke Energy common stock to employees of the Predecessor Company under the 1998 Plan. Phantom stock awards under the 1998 Plan vest over periods ranging from one to four years. Duke Energy did not award any phantom awards in 2002. Duke awarded 34,190 shares (fair value of approximately $1.3 million at grant dates) in 2001 and 13,100 shares (fair value of approximately $0.6 million at grant date) in 2000. Compensation expense for the stock grants is charged to the Company’s earnings over the vesting period, and amounted to approximately $750,000 and $300,000 in 2002 and 2001, respectively. Compensation expense for the stock grants in 2000 was immaterial.

     In addition, Duke Energy granted restricted shares of Duke Energy common stock to key employees of the Predecessor Company under the 1996 Stock Incentive Plan. Restricted stock grants under the 1996 plan vest over periods ranging from one to five years. No restricted shares were awarded in 2002 or 2001. Duke Energy awarded 28,526 restricted shares (fair value of approximately $822,000 at grant dates) in 2000. Compensation expense for the stock grants is charged to the Company’s earnings over the vesting period, and amounted to approximately $191,000, $418,000 and $402,000 in 2002, 2001 and 2000, respectively.

16. Pension and Other Benefits

     Effective April 1, 2000, the Company’s employees began participation in the Company’s 401(k) and retirement plan in which the Company contributes 4% of each eligible employee’s qualified earnings. Additionally, the Company matches employees’ contributions in the plan up to 6% of qualified earnings. During 2002, 2001 and 2000, the Company expensed plan contributions of $13.8 million, $14.1 million and $8.9 million, respectively.

     Prior to April 1, 2000, employees of the Predecessor Company participated in Duke Energy’s non-contributory trustee pension plan, which covered eligible employees with minimum service requirements using a cash balance formula. Duke Energy’s policy is to fund amounts, as necessary, on an actuarial basis to meet benefits to be paid to plan members. Aspects of the plan specific to the Predecessor Company are as follows:

     Components of Net Periodic Pension Costs

Year Ended
December 31, 2000

(In thousands)
Service cost benefit earned during year	$480
Interest cost on projected benefit obligation	460
Expected return on plan assets	(674)
Amortization of net transition asset	(21)
Amortization of prior service cost	8
Recognized actuarial loss	—

Net periodic pension cost	253
Impact of terminating plan participation	483

Total pension cost	$736

     Assumptions Used for Pension Benefit Accounting

Year Ended
December 31, 2000

Discount rate	7.50%
Rate of increase in compensation levels	4.53%
Expected long term rate of return on plan assets	9.25%

     Duke Energy also sponsored, and the Predecessor Company participated in, an employee savings plan. Predecessor Company employees became ineligible to participate in the plan on March 31, 2000 in connection with the Combination.

     The Company offers certain eligible executives the opportunity to participate in the Duke Energy Field Services’, LP Non-Qualified Executive Deferred Compensation Plan. This plan allows participants to defer current compensation on a pre-tax basis and to receive tax deferred earnings on such contributions. The plan also has make whole provisions for plan participants who may otherwise be limited in the amount that the Company can contribute to the 401(k) plan on the participant’s behalf. All amounts contributed to or earned by the plan’s investments are held in a trust account for the benefit of the participants. The trust is part of the general assets of the Company. Total Company expense for this plan was $1.3 million, $1.9 million and $1.5 million in 2002, 2001 and 2000, respectively.

17. Business Segments

     The Company operates in two principal business segments: (1) natural gas gathering, treatment, processing, transportation, trading and marketing and storage, and (2) NGL fractionation, transportation, marketing and trading. These segments are monitored separately by management for performance against its internal forecast and are consistent with the Company’s internal financial reporting. These segments have been identified based on the differing products and services, regulatory environment and the expertise required for these operations. Margin, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and earnings before interest and taxes (“EBIT”) are the performance measures utilized by management to monitor the business of each segment. The accounting policies for the segments are the same as those described in Note 2. Foreign operations are not material and are therefore not separately identified.

     The following table sets forth the Company’s segment information.

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Operating revenues:
Natural gas, including trading and marketing net margin	$5,498,640	$7,760,535	$7,036,003
NGLs, including trading and marketing net margin	1,399,975	2,536,171	757,178
Intersegment(a)	(1,407,059)	(2,272,012)	(1,594,757)

Total operating revenues	$5,491,556	$8,024,694	$6,198,424

Margin:
Natural gas, including trading and marketing net margin	$996,046	$1,228,344	$1,169,286
NGLs, including trading and marketing net margin	55,139	55,456	48,662

Total margin	$1,051,185	$1,283,800	$1,217,948

Other operating costs:
Natural gas	$484,201	$364,664	$329,054
NGLs	9,813	7,536	(8,142	)(c)
Corporate	167,115	129,968	171,154

Total other operating costs	$661,129	$502,168	$492,066

Equity in earnings of unconsolidated affiliates:
Natural gas	$36,811	$28,899	$25,554
NGLs	1,385	1,170	1,870

Total equity in earnings of unconsolidated affiliates	$38,196	$30,069	$27,424

EBITDA(b):
Natural gas	$548,656	$892,579	$865,786
NGLs	46,711	49,090	58,674
Corporate	(167,115)	(129,968)	(171,154)

Total EBITDA	$428,252	$811,701	$753,306

Depreciation and amortization:
Natural gas	$283,898	$264,445	$218,593
NGLs	11,242	10,077	12,636
Corporate	3,813	4,408	3,633

Total depreciation and amortization	$298,953	$278,930	$234,862

EBIT(b):
Natural gas	$264,758	$628,134	$647,193
NGLs	35,469	39,013	46,038
Corporate	(170,928)	(134,376)	(174,787)

Total EBIT	$129,299	$532,771	$518,444

Corporate interest expense	$165,841	$165,670	$149,220

(Loss) income before income taxes:
Natural gas	$264,758	$628,134	$647,193
NGLs	35,469	39,013	46,038
Corporate	(336,769)	(300,046)	(324,007)

Total (loss) income before income taxes	$(36,542)	$367,101	$369,224

Capital Expenditures:
Natural gas	$279,105	$565,515	$356,657
NGLs	9,322	10,911	1,284
Corporate	13,204	20,944	13,122

Total Capital Expenditures	$301,631	$597,370	$371,063

	As of December 31,

	2002	2001

	(In thousands)
Total assets:
Natural gas	$5,190,492	$5,326,889
NGLs	293,398	258,177
Corporate(d)	1,096,545	1,045,143

Total assets	$6,580,435	$6,630,209

(a)	Intersegment sales represent sales of NGLs from the Natural Gas Segment to the NGLs Segment at either index prices or weighted average prices of NGLs. Both measures of intersegment sales are effectively based on current economic market conditions.

(b)	EBITDA consists of income from continuing operations before interest expense, income tax expense, and depreciation and amortization expense. EBIT is EBITDA less depreciation and amortization. These measures are not a measurement presented in accordance with generally accepted accounting principles and should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability or liquidity. The measures are included as a supplemental disclosure because it may provide useful information regarding the Company’s ability to service debt and to fund capital expenditures. However, not all EBITDA or EBIT may be available to service debt. This measure may not be comparable to similarly titled measures reported by other companies.

(c)	Other operating cost for NGLs in 2000 include a gain on sale of NGL Pipeline Assets of $12 million.

(d)	Includes items such as unallocated working capital, intercompany accounts and intangible and other assets.

18. Guarantor’s Obligations Under Guarantees

     At December 31, 2002, the Company was the guarantor of approximately $100.5 million of debt associated with unconsolidated subsidiaries, of which $84.5 million is related to our 33.3% ownership interest in Discovery Producer Services, LLC. These guarantees expire December 31, 2003. The debt related to Discovery Producer Services, LLC is due December 31, 2003, and is expected to be refinanced. In the event that the unconsolidated subsidiaries default on the debt payments, the Company would be required to pay the debt. Assets of the unconsolidated subsidiaries are pledged as collateral for the debt. At December 31, 2002, the Company had no liability recorded for the guarantees of the debt associated with the unconsolidated subsidiaries.

     At December 31, 2002, the Company has various indemnification agreements outstanding contained in asset purchase and sale agreements. These indemnification agreements generally relate to changes in environmental and tax laws or settlement of outstanding litigation. These indemnification agreements generally have terms of one to five years, although some are longer. The Company cannot estimate the maximum potential amount of future payments under these indemnification agreements due to the uncertainties related to changes in laws and regulations with regard to taxes, safety and protection of the environment or the settlement of outstanding litigation, which are outside the Company’s control. In addition, many of these indemnification agreements do not contain any limits on potential liability.

     Management believes that it is not probable that the Company would be required to perform or incur any significant losses associated with the guarantees and indemnities discussed above and has, therefore, not recorded any liabilities for contingent losses at December 31, 2002.

19. Accounting Adjustments

     The Company has completed a comprehensive account reconciliation project to review and analyze its balance sheet accounts. This account reconciliation project identified the following five categories where account adjustments were necessary: operating expense accruals; gas inventory adjustments; gas imbalances; joint venture and investment account reconciliation; and other balance sheet accounts. As a result of this account reconciliation project, the Company recorded numerous adjustments in 2002. Adjustments totaling approximately $53 million may be related to corrections of accounting errors in prior periods. However, management has determined that the charges related to error corrections are immaterial both individually and in the aggregate on both a quantitative and qualitative basis to the trends in the financial statements for the periods presented, the prior periods affected and to a fair presentation of the Company’s financial statements. In addition, numerous items identified in the account reconciliation project resulted from system conversions and otherwise unsupportable balance sheet amounts. Due to the nature of certain of these account reconciliation adjustments, it would be impractical to determine what periods such adjustments relate to. Accordingly, the corrections have been made in the current year’s financial statements.

20. Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

	(In thousands)
2002
Operating revenue	$1,132,274	$1,365,571	$1,307,623	$1,686,088	$5,491,556
Operating income	24,999	19,092	40,614	6,398	91,103
Net (loss) income	(17,000)	(21,344)	12,040	(20,247)	(46,551)
2001
Operating revenue	$2,957,530	$1,963,408	$1,423,138	$1,680,618	$8,024,694
Operating income	179,688	145,393	114,672	62,949	502,702
Net income	142,378	115,642	78,836	27,051	363,907

DUKE ENERGY FIELD SERVICES, LLC

Schedule II — Valuation and Qualifying Accounts and Reserves

		Additions

	Balance at		Charged to	Principal Cash	Balance at
	Beginning	Charged to	Other	Payments and Reserve	End of
	of Period	Expenses	Accounts(b)	Reversals	Period

December 31, 2002:
Allowance for doubtful accounts	$5.9	$.4	$1.8	$—	$8.1
Environmental	40.0	—	1.1	(15.1)	26.0
Litigation	7.5	1.5	—	(5.0)	4.0
Other(a)	12.1	30.5	(10.9)	(22.3)	9.4

	$65.5	$32.4	$(8.0)	$(42.4)	$47.5
December 31, 2001:
Allowance for doubtful accounts	$3.6	$3.3	$—	$(1.0)	$5.9
Environmental	38.7	—	8.9	(7.6)	40.0
Litigation	28.7	—	1.2	(22.4)	7.5
Other(a)	18.6	—	16.2	(22.7)	12.1

	$89.6	$3.3	$26.3	$(53.7)	$65.5
December 31, 2000:
Allowance for doubtful accounts	$6.7	$1.2	$—	$(4.3)	$3.6
Environmental	15.7	.7	26.5	(4.2)	38.7
Litigation	10.9	—	20.0	(2.2)	28.7
Other(a)	19.5	—	2.6	(3.5)	18.6

	$52.8	$1.9	$49.1	$(14.2)	$89.6

(a)	Principally consists of other contingency reserves which are included in “Other Current Liabilities” or “Other Long Term Liabilities.”

(b)	Principally consists of environmental, litigation and other contingency reserves assumed in business acquisitions and combinations.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Members of
Duke Energy Field Services, LLC

     We have audited the accompanying consolidated balance sheets of Duke Energy Field Services, LLC and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive (loss) income, members’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Duke Energy Field Services, LLC and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the Consolidated Financial Statements, in 2002 the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and in 2001 the Company changed its method of accounting for derivative instruments and hedging activities to conform to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

DELOITTE & TOUCHE LLP

Denver, Colorado
March 12, 2003

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

PART III.

ITEM 10. Directors and Executive Officers of the Registrant.

     The following table provides information regarding our directors and executive officers:

Name	Age	Position

Jim W. Mogg	54	Director and Chairman of the Board, President and Chief Executive Officer
Mark A. Borer	48	Executive Vice President, Marketing and Corporate Development
Michael J. Bradley	48	Executive Vice President, Gathering and Processing
Robert F. Martinovich	45	Senior Vice President, Northern Division
Rose M. Robeson	42	Vice President and Chief Financial Officer
Brent L. Backes	43	Vice President, General Counsel and Secretary
William W. Slaughter	55	Executive Vice President
Philip L. Frederickson	46	Director
Fred J. Fowler	57	Director
John E. Lowe	44	Director
Richard J. Osborne	52	Director

     Jim W. Mogg is Chairman of the Board, President and Chief Executive Officer of our company. Mr. Mogg also serves as Senior Vice President — Field Services for Duke Energy. Mr. Mogg was President and Chief Executive Officer of the Predecessor Company from 1994 until the Combination. Mr. Mogg is also a director, Chairman of the Board and Chairman of the Compensation Committee of the general partner of TEPPCO. Mr. Mogg has been in the energy industry since 1973.

     Fred J. Fowler, a Director of our company, is President and Chief Operating Officer of Duke Energy and has held that position since November 2002. Mr. Fowler previously served as Group President — Energy Transmission of Duke Energy from 1997 to 2002. From 1996 to 1997, Mr. Fowler served as Group Vice President of Pan Energy. From 1994 until 1996, Mr. Fowler served as President of Texas Eastern Transmission Corporation. Mr. Fowler is a member of our Audit Committee. Mr. Fowler has been in the energy industry since 1968.

     Richard J. Osborne, a Director of our company, is the Executive Vice President and Chief Risk Officer of Duke Energy. Mr. Osborne is also responsible for the Duke Ventures Group of non-energy businesses. Mr. Osborne served as the Executive Vice President and Chief Financial Officer of Duke Energy from 1997 to 2000. From 1994 to 1997, Mr. Osborne served as Senior Vice President and Chief Financial Officer of Duke Power. From 1991 to 1994, he served as Vice President and Chief Financial Officer of Duke Power. Mr. Osborne has been in the energy industry since 1975.

     Philip L. Frederickson, a Director of our company, is the Executive Vice President, Commercial for ConocoPhillips. Mr. Frederickson previously served as Senior Vice President of Corporate Strategy and Business Development of Conoco Inc. from 2001 to 2002. From 1998 to 2001, Mr. Frederickson served as Vice President, Business Development of Conoco Inc.. From 1997 to 1998, he served as General Manager, Strategy and Portfolio Management, Upstream of Conoco Inc.

     John E. Lowe, a Director of our company, is the Executive Vice President, Planning and Strategic Transactions for ConocoPhillips. Mr. Lowe previously served as the Senior Vice President of Corporate Strategy and Development of Phillips Petroleum Company from 2001 to 2002 and as Senior Vice President of Planning and Strategic Transactions of Phillips Petroleum Company from 2000 to 2001. From 1999 to 2000, Mr. Lowe served as Vice President of Planning and Strategic Transactions of Phillips Petroleum Company. During 1999 before being appointed Vice President, Planning & Strategic Transactions, Mr. Lowe served as Manager, Strategic Growth Projects. From 1997 to 1999, Mr. Lowe served as Supply Chain Manager for Refining, Marketing and Transportation of Phillips Petroleum Company. From 1993 to 1997 he served as either Director or Manager of Finance for Phillips Petroleum Company. Mr. Lowe is a member of our Audit Committee. Mr. Lowe has been in the energy industry since 1981.

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

     Rose M. Robeson was named Vice President and Chief Financial Officer of our company in January 2002. Ms. Robeson joined the Company in May 2000 as Vice President and Treasurer. She was previously Vice President and Treasurer of Kinder Morgan, Inc. (formerly KN Energy, Inc.) from April 1998 to April 2000 and Assistant Treasurer of Kinder Morgan, Inc. from August 1996 to April 1998. Ms. Robeson has been in the energy industry since 1987.

     Robert F. Martinovich was named Senior Vice President, Northern Division of our Company in July 2002. Mr. Martinovich joined the Company in April 2000 as Senior Vice President, Western Division. He was Senior Vice President of GPM Gas Corporation, a subsidiary of Phillips Petroleum Company, from 1999 until the Combination. From 1996 until 1999, Mr. Martinovich was Vice President, Oklahoma Region for GPM Gas Corporation, and from 1994 until 1996, he was Business Development Manager for GPM Gas Corporation. Mr. Martinovich has been in the energy industry since 1980.

     Michael J. Bradley was named Executive Vice President, Gathering and Processing of our company in April 2002. He was previously Senior Vice President, Northern Division since 1999. Mr. Bradley is also a director of the general partner of TEPPCO. Mr. Bradley has been in the energy industry since 1979.

     Mark A. Borer was named Executive Vice President, Marketing and Corporate Development of our company in April 2002. Mr. Borer joined the Predecessor Company in April 1999 as Senior Vice President, Southern Division. From 1992 until 1999, Mr. Borer served as Vice President of Natural Gas Marketing for Union Pacific Fuels, Inc. Mr. Borer is also a director of the general partner of TEPPCO. Mr. Borer has been in the energy industry since 1978.

     Brent L. Backes was named Vice President, General Counsel and Secretary of our company in January 2002. Mr. Backes joined the Predecessor Company in April 1998 as Senior Attorney. He was previously Senior Associate Attorney at LeBoeuf, Lamb, Greene & MacRae, LLP. Mr. Backes has been in the energy industry since 1998 and prior to that represented energy companies in various capacities while in private practice.

     Pursuant to our limited liability company agreement, we have five directors, two of which are appointed by ConocoPhillips and three of which are appointed by Duke Energy.

     There are no family relationships between any of the executive officers nor any arrangement or understanding between any executive officer and any other person pursuant to which the officer was selected.

ITEM 11. Executive Compensation.

     The following table sets forth compensation information for the years ended December 31, 2000, December 31, 2001 and December 31, 2002 for the Chief Executive Officer and each of our next four most highly compensated executive officers of our company. These five individuals are referred to as the “Named Executive Officers.”

					Long Term Compensation

			Annual Compensation			Securities
					Restricted	Underlying
				Other Annual	Stock	Stock	LTIP	All Other
		Salary	Bonus	Compensation	Awards	Options	Payouts	Compensation
Name and Principal Position	Year	($)	($)	($)(5)	($)(6)	(#)(10)	($)	($)(11)

Jim W. Mogg(1)	2002	450,000	40,072		(7)	7,500	319,560	93,225
Chairman of the Board,	2001	419,231	201,482		337,990	74,800		91,825
President and Chief	2000	376,474	475,219		193,513	133,000	76,102	37,399
Executive Officer
Mark A. Borer(1)	2002	269,615	59,531		(8)	6,100		41,057
Executive Vice President,	2001	219,230	65,500		116,431	25,800		39,457
Marketing and Corporate	2000	196,154	166,300		145,730	33,600		24,497
Development
Michael J. Bradley(1)	2002	269,615	59,501		(9)	2,300		41,367
Executive Vice President,	2001	219,230	61,800		116,431	25,800		27,587
Gathering and Processing	2000	196,154	169,400		145,730	34,400	52,553	19,277
Robert F. Martinovich(2)	2002	250,000	54,687					87,246
Senior Vice President,	2001	219,230	55,800		116,431	25,800		38,632
Northern Division	2000	190,797	160,400		145,730	33,600		54,507
William W. Slaughter (1)(3)	2002	236,304	102,824 (4)			57,492		58,294
Executive Vice President	2001	198,261	89,217					68,658
	2000	260,878	73,565		112,500	48,720		56,613

(1)	Prior to the Combination on March 31, 2000 all compensation paid to Messrs. Mogg, Borer, Bradley and Slaughter was paid by Duke Energy and was attributable to services provided to the Predecessor Company.

(2)	Prior to the Combination on March 31, 2000 all compensation paid to Mr. Martinovich was paid by ConocoPhillips.

(3)	Mr. Slaughter provides services to our company pursuant to a Consulting Agreement, which provides for the terms of his compensation as Executive Vice President. For a description of his current agreement, see the disclosure below under the heading “Consulting Agreement.” For the years ended December 31, 2000 and 2001, Mr. Slaughter received compensation that included allocations for base salary, bonus and supplemental payments to offset his ineligibility for company benefits. In addition, he received phantom restricted stock and phantom stock options from the Company. The agreement was amended on June 28, 2002. The amended agreement provides for allocations for base salary, bonus, supplemental payments to offset his ineligibility for company benefits and phantom stock options, but no other benefits.

(4)	The bonus paid to Mr. Slaughter for fiscal year 2000 and 2001, and the first half of 2002 was an allocation of his billing rate under his Consulting Agreement. The Consulting Agreement was amended in June 2002, and under the amended agreement Mr. Slaughter’s bonus is based on Company and personal performance similar to other executive officers.

(5)	Perquisites and other personal benefits received by each Named Executive Officer did not exceed the lesser of $50,000 or 10% of any such officer’s salary and bonus disclosed in the table.

(6)	Messrs. Mogg, Borer, Bradley and Martinovich elected to receive a portion of the value of their long term incentive component for their 2001 and 2002 compensation in the form of phantom stock. The awards were granted under the Duke Energy 1998 Long Term Incentive Plan. Phantom stock is represented by units denominated in shares of Duke Energy common stock. Each phantom stock unit represents the right to receive, upon vesting, one share of Duke Energy common stock. One quarter of each award vests on each of the first four anniversaries of the grant date provided the recipient continues to be employed by the Company or his or her employment terminates on account of retirement. The awards fully vest in the event of the recipient’s death or disability or a change in control as specified in the Plan. If the recipient’s employment terminates other than on account of retirement, death or disability, any unvested shares remaining on the termination date are forfeited. The phantom stock awards also grant an equal number of dividend equivalents, which represent the right to receive cash payments equivalent to the cash dividends paid on the number of shares of Duke Energy common stock represented by the phantom stock units awarded, until the related phantom stock units vest or are forfeited.

The aggregate number of phantom stock units held by Messrs. Mogg, Borer, Bradley and Martinovich at December 31, 2002 and their values on that date are as follows:

	Number of	Value At
	Phantom Stock	December 31,
	Units	2002

J. Mogg	8,988	$175,626
M. Borer	2,878	56,236
M. Bradley	2,878	56,236
R. Martinovich	2,878	56,236

(7)	In addition to the 8,988 phantom stock units in note 5, at December 31, 2002, Mr. Mogg held an aggregate of 24,000 restricted shares of Duke Energy common stock having a value of $468,960. Dividends are paid on such shares. The vesting of these shares is determined by, among other things, the performance of Duke Energy.

(8)	In addition to the 2,878 phantom stock units in note 5, at December 31, 2002, Mr. Borer held an aggregate of 3,390 restricted shares of Duke Energy common stock having a value of $66,241. Dividends are paid on such shares. These restricted shares will vest on May 26, 2003.

(9)	In addition to the 2,878 phantom stock units in note 5, at December 31, 2002, Mr. Bradley held an aggregate of 3,390 restricted shares of Duke Energy common stock having a value of $66,241. Dividends are paid on such shares. These restricted shares will vest on May 26, 2003.

(10)	Represents options granted by Duke Energy to purchase shares of Duke Energy common stock, except for Mr. Slaughter, who received phantom stock options that track the performance of Duke Energy common stock.

(11)	Represents the following for 2002:

•	Matching contributions under the Company’s 401(k) and Retirement Plan as follows: J. Mogg, $20,000; M. Borer, $19,000; M. Bradley, $19,000; R. Martinovich, $19,000.

•	Make-whole contributions under the Company’s Executive Deferred Compensation Plan as follows: J. Mogg, $72,445; M. Borer, $21,553; M. Bradley, $21,863; R. Martinovich, $20,963.

•	Life Insurance premiums paid by the Company as follows: J. Mogg, $810; M. Borer, $504; M. Bradley, $504; R. Martinovich, $450.

•	Supplemental relocation payments made under the Company’s relocation policy as follows: R. Martinovich, $46,833.

•	Supplemental payment to offset ineligibility for Company benefit plan as follows: W. Slaughter, $58,297.

Board Compensation

     Our Directors do not receive a retainer or fees for service on our Board of Directors or any committees. All of our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of our Board of Directors or committees and for other reasonable expenses related to the performance of their duties as directors.

Consulting Agreement

     We have entered into a contract for consulting services with Mr. Slaughter that terminates in December 2003. The agreement was amended on June 28, 2002. The amended agreement provides for a billing rate of $1,272 per day for 2002 and a billing rate of $1,335 per day for 2003 until the agreement terminates. In addition, the amended agreement provides that Mr. Slaughter is eligible for a bonus award with a target of 55% of his base annual compensation. In addition, under the terms of the amended agreement, Mr. Slaughter was awarded a long term incentive award for 2002 that tracks the performance of Duke Energy common stock. The award, valued at $387,500 at the time of grant, vests on December 31, 2003 and is exercisable for three years following vesting. The agreement also provides that Mr. Slaughter will be awarded a long term incentive award for 2003, that tracks the performance of Duke Energy common stock. This award will be valued at $406,875 at the time of grant, will vest December 31, 2003 and is exercisable for three years following vesting. Mr. Slaughter is not eligible for any other benefits under the Company’s compensation plans.

Option Grants in Last Fiscal Year

     None of the Named Executive Officers has received options to purchase members interests in our company. None of the Named Executive Officers held options to purchase member interests in our company at December 31, 2002.

     This table shows options granted of Duke Energy common stock to the Named Executive Officers during 2002, along with the present value of the options on the date they were granted, calculated as described in footnote 2 to the table.

Option/SAR Grants in Last Fiscal Year

	Individual Grants

	Number of Shares	% of Total
	Underlying	Options/SARS				Grant Date
	Options/SARS	Granted to		Exercise or Base		Present
Name	Granted(1)(#)	Employees(2)		Price ($/Sh)	Expiration Date	Value(3)($)

J. W. Mogg	7,500	—	(5)	38.33	1/17/2012	80,250
M. A. Borer	6,100	—	(5)	38.33	1/17/2012	65,270
M. J. Bradley	2,300	—	(5)	38.33	1/17/2012	24,610
R. F. Martinovich	0	—	(5)	—	—	—
W. W. Slaughter(4)	57,492	—		31.10	12/31/2006	387,500

(1)	Neither the Company nor Duke Energy has granted any SARs to the Named Executive Officers or any other persons except for Mr. Slaughter who received phantom stock options.

(2)	Reflects percentage that the grant represents of the total options granted to employees of Duke Energy and its subsidiaries during 2002.

(3)	Based on the Black-Scholes option valuation model. The following table lists key input variables used in valuing the options:

Input Variable:
Risk-free Interest Rate	5.23%
Dividend Yield	3.37%
Stock Price Volatility	29.71%
Option Term	10 years

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

(4)	Mr. Slaughter was not an employee at the time of grant but provided services to the Company under a Consulting Agreement (See above under the heading “Consulting Agreement”).

(5)	Less than one percent.

OPTION EXERCISES AND YEAR-END VALUES

     This table shows aggregate exercises of options for Duke Energy common stock during 2002 by the Named Executive Officers, and the aggregate year-end value of the unexercised options held by them. The value assigned to each unexercised “in-the-money” stock option is based on the positive spread between the exercise price of the stock option and the fair market value of Duke Energy common stock on December 31, 2002, which was $19.5442. The fair market value is the average of the high and low prices of a share of Duke Energy common stock on that date as reported on the New York Stock Exchange Composite Transactions Tape. The ultimate value of a stock option will depend on the market value of the underlying shares on a future date.

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year-End Option/SAR Values

			Number of
			Securities
			Underlying	Value of Unexercised
			Unexercised	In-the-Money
			Options/SARS at	Options/SARS at
			FY-End*(#)	FY-End($)

	Shares Acquired		Exercisable/	Exercisable/
Name	on Exercise(#)	Value Realized($)	Unexercisable	Unexercisable

J. W. Mogg	0	0	206,471/133,517	0/0
M. A. Borer	0	0	42,050/37,050	0/0
M. J. Bradley	1,899	43,346	35,100/37,250	0/0
R. F. Martinovich	0	0	27,750/34,650	0/0
W. W. Slaughter	0	0	48,720/57,492	0/0

*	Neither the Company nor Duke Energy has granted any SARs to the Named Executive Officers or any other persons.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information regarding the beneficial ownership of the member interests in our company by:

•	each holder of more than 5% of our member interests;

•	the Named Executive Officers;

•	each director; and

•	all directors and executive officers as a group.

Name of Beneficial Owners	Beneficial Ownership

Duke Energy Corporation	69.7%
526 South Church Street Charlotte, North Carolina 28201-1006
ConocoPhillips	30.3
600 N. Dairy Ashford Houston, TX 77079	—
Jim W. Mogg	—
Mark A. Borer	—
Michael J. Bradley	—
Robert F. Martinovich	—
Philip L. Frederickson	—
Fred J. Fowler	—
John E. Lowe	—
Richard J. Osborne	—
All directors and executive officers as a group (11 persons)	—

     In August 2000, we issued $300.0 million of preferred member interests to affiliates of Duke Energy and ConocoPhillips. Duke Energy Field Services Investment Corp. was issued a preferred member interest representing 69.7% of the outstanding preferred member interests in our company and Phillips Gas Investment Company was issued a preferred member interest representing a 30.3% of the outstanding preferred member interests in our company. See Note 11 to the Notes to Consolidated Financial Statements. The preferred member interests have no voting rights in the election of our directors. On September 9, 2003, we redeemed $100.0 million of our preferred members’ interest by paying cash to each of our members (Duke Energy and ConocoPhillips) in proportion to their ownership interests. Duke Energy may be deemed to have dispositive power over the preferred member interest held by Duke Energy Field Services Investment Corp., and ConocoPhillips may be deemed to have dispositive power over the preferred member interest held by Phillips Gas Investment Company.

     The Company does not have any equity compensation plans. However, employees of the Company receive stock options under the Duke Energy 1998 Long Term Incentive Plan.

ITEM 13. Certain Relationships and Related Transactions.

     On March 31, 2000, we combined the then existing midstream natural gas businesses of Duke Energy and ConocoPhillips. In connection with the Combination, Duke Energy and ConocoPhillips transferred all of their respective interests in their subsidiaries that conducted their midstream natural gas business at that time to us. In connection with the Combination, Duke Energy and ConocoPhillips also transferred to us additional midstream natural gas assets acquired by Duke Energy or ConocoPhillips prior to consummation of the Combination, including the Mid-Continent gathering and processing assets of Conoco and Mitchell Energy. In addition, concurrently with the Combination, we obtained by transfer from Duke Energy the general partner of TEPPCO. In exchange for the asset contributions, ConocoPhillips received 30.3% of the outstanding non-preferred member interests in our company, with Duke Energy holding the remaining 69.7% of the outstanding non-preferred member interests in our company. In connection with the closing of the Combination, we borrowed approximately $2.8 billion in the commercial paper market and made one-time cash distributions (including reimbursements for acquisitions) of approximately $1.5 billion to Duke Energy and approximately $1.2 billion to ConocoPhillips.

     There are significant transactions and relationships between us, Duke Energy and ConocoPhillips. For purposes of governing these ongoing relationships and transactions, we will continue in effect the agreements described below. We intend that the terms of any future transactions and agreements between us and Duke Energy or ConocoPhillips will be at least as favorable to us as could be obtained from third parties. Depending on the nature and size of the particular transaction, in any such reviews, our Board of Directors may rely on our management’s knowledge, use outside experts or consultants, secure appropriate appraisals, refer to industry statistics or prices, or take other actions as are appropriate under the circumstances.

Transactions with Duke Energy

Services Agreement

     We entered into a services agreement with Duke Energy and some of its subsidiaries, dated as of March 14, 2000. Under this agreement, Duke Energy and those subsidiaries provide us with various staff and support services, including information technology products and services, payroll, employee benefits, insurance, cash management, ad valorem taxes, treasury, media relations, printing, records management, and legal functions. These services are priced on the basis of a monthly charge approximating market prices. Additionally, we may use other Duke Energy services subject to hourly rates, including legal, insurance, internal audit, tax planning, human resources and security departments. This agreement, as amended, expires on December 31, 2003. We believe that the overall charges under this agreement will not exceed charges we would have incurred had we obtained similar services from outside sources.

License Agreement

     In connection with the Combination, Duke Energy has licensed to us a non-exclusive right to use the phrase “Duke Energy” and its logo and certain other trademarks in identifying our businesses. This right may be terminated by Duke Energy at its sole option any time after:

•	Duke Energy’s direct or indirect ownership interest in our company is less than or equal to 35%; or

•	Duke Energy no longer controls, directly or indirectly, the management and policies of our company.

     Following the receipt of Duke Energy’s notice of termination, we have agreed to amend our organizational documents and those of our subsidiaries to remove the “Duke” name and to phase out within 180 days of the date of the notice the use of existing signage, printed literature, sales and other materials bearing a name, phrase or logo incorporating “Duke.”

Other Transactions

     Prior to the Combination, Duke Energy and its subsidiaries engaged in a number of transactions with the Predecessor Company. This included sales of residue gas and NGLs, the purchase of raw natural gas and other petroleum products and providing natural gas gathering and transportation services to Duke Energy and its subsidiaries. We continue to engage in such activities with Duke Energy and its subsidiaries in the ordinary course of business. In 2002, 2001 and 2000, our total revenues from such activities, including amounts netted in trading and marketing net margin, with Duke Energy and its subsidiaries, including TEPPCO, were approximately $1,167.1 million, $1,648.5 million, and $1,459.2 million.

Transactions with ConocoPhillips

     Prior to the Combination, ConocoPhillips engaged in a number of transactions with GPM Gas Corporation, the subsidiary of ConocoPhillips that owned its midstream natural gas assets that were transferred to us as part of the Combination. This included the sale of residue gas, NGLs and sulfur, and the purchase of raw natural gas. In addition, it included a long term agreement with ConocoPhillips, and subsequently its affiliate CP Chem, for the sale of NGLs at index-based prices. This agreement expires December 31, 2014. We anticipate that we will continue to engage in such activities with ConocoPhillips and its subsidiaries and CP Chem in the ordinary course of business. For the years ended December 31, 2002 2001 and 2000, our total revenues from such activities, including amounts netted in trading and marketing net margin, with ConocoPhillips and its subsidiaries, and CP Chem were approximately $1,022.6 million, $1,309.5 million and $942.3 million, respectively.

ITEM 14. Controls and Procedures

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Financial Officer and Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Financial Officer and Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC reports.

     As part of the audit for 2001, our external auditors identified certain deficiencies in the design and operation of our internal control procedures that were “reportable conditions” as defined by the American Institute of Certified Public Accountants. These conditions were related to balance sheet reconciliation, supervisory review of such reconciliation, analysis of balance sheet accounts, imbalances, joint venture accounting, employee benefit accruals and revenue related functions. Accordingly, the Company significantly improved its controls related to account reconciliations, including supervisory review of such account reconciliations. In addition, the Company developed and implemented an accounting policy related to gas imbalances, and improved the process for monthly review and tracking of gas imbalances. Many other control enhancements were made in 2002 related to joint venture accounting, revenue accounting, NGL accounting, middle office procedures and other areas.

     We have also completed a comprehensive account reconciliation project to review and analyze our balance sheet accounts. The account reconciliation project identified the following five categories where account adjustments were necessary: operating expense accruals; gas inventory adjustments: gas imbalances; joint venture and investment account reconciliation; and other balance sheet accounts. As a result of this account reconciliation project, the Company recorded certain charges in the current year as discussed above under “Results of Operations.” Management believes approximately $53 million may be related to corrections of accounting errors in prior periods. However, management has determined that the charges related to error corrections are immaterial both individually and in the aggregate on both a quantitative and qualitative basis to the trends in the financial statements for the periods presented, the prior periods affected and to a fair presentation of the Company’s financial statements. In addition, numerous items identified in the account reconciliation project resulting from system conversions and otherwise unsupportable balance sheet amounts. Due to the nature of certain of these account reconciliation adjustments, it would be impractical to determine what periods such adjustments relate to. Accordingly, the corrections have been recorded in the current year’s financial statements.

     The Company believes it has strengthened its internal controls to ensure the integrity of its financial statements. Internal control enhancements will continue over the next several months, however, appropriate detective controls are in place to prevent material misstatements of financial results and financial position.

PART IV.

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedule included in Part II of this annual report are as follows:

Consolidated Financial Statements

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Members’ Equity for the Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Quarterly Financial Data (unaudited) (included in Note 20 of the Notes to Consolidated Financial Statements)

Consolidated Financial Statement Schedule II — Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2002, 2001 and 2000

     All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

     Consolidated Financial Statements of TEPPCO Partners, L.P. are contained in Exhibit 99.3 to this annual report.

     (b)  Reports on Form 8-K

     None.

     (c)  Exhibits — See Exhibit Index immediately following the signature page.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUKE ENERGY FIELD SERVICES, LLC

By:	/s/ JIM W. MOGG

Jim W. Mogg
Chairman of the Board, President and Chief Executive Officer

March 21, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ JIM W. MOGG Jim W. Mogg	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ ROSE M ROBESON Rose M. Robeson	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ PHILIP L. FREDERICKSON Philip L. Frederickson	Director

/s/ FRED J. FOWLER Fred J. Fowler	Director

/s/ JOHN E. LOWE John E. Lowe	Director

/s/ RICHARD J. OSBORNE Richard J. Osborne	Director

Date: March 21, 2003

CERTIFICATIONS

I, Rose M. Robeson certify that:

1.     I have reviewed this annual report on Form 10-K of Duke Energy Field Services, LLC;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ Rose M. Robeson

Rose M. Robeson Vice President and Chief Financial Officer

CERTIFICATIONS

I, Jim W. Mogg certify that:

1.     I have reviewed this annual report on Form 10-K of Duke Energy Field Services, LLC;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ Jim W. Mogg

Jim W. Mogg
Chairman of the Board, President and Chief Executive Officer

EXHIBIT INDEX

     Exhibits filed herewith are designated by an asterisk(*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**).

Exhibit Number		Description

3.1	—	Amended and Restated Limited Liability Company Agreement of Duke Energy Field Services, LLC by and between Phillips Gas Company and Duke Energy Field Services Corporation, dated as of March 31, 2000 (incorporated by reference to Exhibit 3.1 to Form 10 (Registration No. 000-31095) of registrant filed on July 20, 2000).
3.2	—	First Amendment to Amended and Restated Limited Liability Company Agreement of Duke Energy Field Services, LLC dated as of August 4, 2000 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of registrant filed on August 16, 2000).
4.1	—	Form of Indenture (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3/A (Registration No. 333-41854) of registrant filed on August 2, 2000).
4.2	—	First Supplemental Indenture between Duke Energy Field Services, LLC and The Chase Manhattan Bank, as trustee, dated as of August 16, 2000 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of registrant filed on August 16, 2000).
4.3	—	Second Supplemental Indenture between Duke Energy Field Services, LLC and The Chase Manhattan Bank, as trustee, dated as of February 2, 2001 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of registrant filed on February 1, 2001).
4.4	—	Third Supplemental Indenture between Duke Energy Field Services, LLC and The Chase Manhattan Bank, as trustee, dated as of November 9, 2001 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of registrant filed on November 9, 2002.
10.1	—	Second Amendment to Parent Company Agreement among Phillips Petroleum Company, Duke Energy Corporation, Duke Energy Field Services, LLC and Duke Energy Field Services Corporation dated as of August 4, 2000 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of registrant filed on August 16, 2000).
10.2	—	Services Agreement dated as of March 14, 2000 by and between Duke Energy Corporation, Duke Energy Business Services, LLC, Pan Service Company, Duke Energy Gas Transmission Corporation and Duke Energy Field Services, LLC (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1/A (Registration No. 333-32502) of Duke Energy Field Services Corporation, filed on March 27, 2000).
10.3	—	First Amendment to Services Agreement dated as of December 15, 2000 between Duke Energy Corporation, Duke Energy Business Services, LLC, Pan Service Company, Duke Energy Gas Transmission Corporation and Duke Energy Field Services, LLC. (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K of registrant filed on March 30, 2001).
*10.4	—	Second Amendment to Services Agreement effective January 1, 2002 between Duke Energy Corporation, Duke Energy Business Services, LLC, Pan Service Company, Duke Energy Gas Transmission Corporation and Duke Energy Field Services, LLC.
*10.5	—	Amendment to Services Agreement effective January 1, 2003 between Duke Energy Corporation, Duke Energy Business Services, LLC, Pan Service Company, Duke Energy Gas Transmission Corporation and Duke Energy Field Services, LLC.
10.6	—	Transition Services Agreement dated as of March 17, 2000 among Phillips Petroleum Company and Duke Energy Field Services, LLC (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1/A (Registration No. 333-32502) of Duke Energy Field Services Corporation, filed on March 27, 2000).
10.7	—	Trademark License Agreement dated as of March 31, 2000 among Duke Energy Corporation and Duke Energy Field

Exhibit Number			Description

Services, LLC (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1/A (Registration No. 333-32502) of Duke Energy Field Services Corporation, filed on May 4, 2000).
10.8		—	Contribution Agreement dated as of December 16, 1999 among Duke Energy Corporation, Phillips Petroleum Company and Duke Energy Field Services, LLC (incorporated by reference to Exhibit 2.1 to Duke Energy Corporation’s Form 8-K filed on December 30, 1999).
10.9		—	First Amendment to Contribution and Governance Agreement dated as of March 23, 2000 among Phillips Petroleum Company, Duke Energy Corporation and Duke Energy Field Services, LLC (incorporated by reference to Exhibit 10.7(b) to Registration Statement on Form S-1/A (Registration No. 333-32502) of Duke Energy Field Services Corporation, filed on March 27, 2000).
10.10		—	NGL Output Purchase and Sale Agreement effective as of January 1, 2000 between GPM Gas Corporation and Phillips 66 Company, a division of Phillips Petroleum Company, as amended by Amendment No. 1 dated December 16, 1999 (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1/A (Registration No. 333-32502) of Duke Energy Field Services Corporation, filed on March 15, 2000).
10.11		—	Sulfur Sales Agreement effective as of January 1, 1999 between Phillips 66 Company, a division of Phillips Petroleum Company, and GPM Gas Corporation (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1/A (Registration No. 333-32502) of Duke Energy Field Services Corporation, filed on March 27, 2000).
10.12		—	Parent Company Agreement dated as of March 31, 2000 among Phillips Petroleum Company, Duke Energy Corporation, Duke Energy Field Services, LLC and Duke Energy Field Services Corporation (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1/A (Registration No. 333-32502) of Duke Energy Field Services Corporation, filed on May 4, 2000).
10.13		—	First Amendment to the Parent Company Agreement dated as of May 25, 2000 among Phillips Petroleum Company, Duke Energy Corporation, Duke Energy Field Services, LLC and Duke Energy Field Services Corporation (incorporated by reference to Exhibit 10.8(b) to Form 10 (Registration No. 333-41854) of registrant filed on July 20, 2000).
10.14	**	—	Contract for Services dated as of April 1, 2000 between Duke Energy Field Services Assets, LLC and William W. Slaughter (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1/A (Registration No. 333-32502) of Duke Energy Field Services Corporation, filed on May 4, 2000).
10.15	**	—	First Amendment to Contract for Services dated as of June 29, 2000 between Duke Energy Field Services Assets, LLC and William W. Slaughter (incorporated by reference to Exhibit 10.9(b) to Form 10/A (Registration No. 333-41854) of registrant filed on August 2, 2000).
10.16	**	—	Second Amendment to Contract for Services between Duke Energy Field Services, LP and William W. Slaughter (incorporated by Reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of registrant filed on August 14, 2002).
10.17		—	364-Day Credit Facility among Duke Energy Field Services, LLC, Duke Energy Field Services Corporation, Bank of America, N.A., as Agent and the Lenders named therein, Dated March 29, 2002 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of registrant filed on May 15, 2002).
*12.1		—	Calculation of Ratio of Earnings to Fixed Charges.
*21.1		—	Subsidiaries of the Company.
*23.1		—	Consent of Deloitte & Touche LLP.
*23.2		—	Consent of KPMG LLP
*99.1		—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.
*99.2		—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.
*99.3		—	Consolidated Financial Statements of TEPPCO Partners, L.P.