Form 10-Q
period 2003-03-31
DUKE ENERGY FIELD SERVICES LLC
filed 2003-05-15
CIK 1119811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2003	Commission File Number 0-31095

DUKE ENERGY FIELD SERVICES, LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	76-0632293 (IRS Employer Identification No.)

370 17th Street, Suite 900
Denver, Colorado 80202
(Address of principal executive offices)
(Zip Code)

303-595-3331
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark whether the registrant is an accelerated filer as defined by Rule 12b-2 of the Act. Yes [  ] No [x]

DUKE ENERGY FIELD SERVICES, LLC
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

     Our reports, filings and other public announcements may from time to time contain statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other similar words.

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

•	our ability to access the debt and equity markets, which will depend on general market conditions and our credit ratings for our debt obligations;

•	our use of derivative financial instruments to hedge commodity and interest rate risks;

•	the level of creditworthiness of counterparties to transactions;

•	the amount of collateral required to be posted from time to time in our transactions;

i

•	changes in laws and regulations, particularly with regard to taxes, safety and protection of the environment or the increased regulation of the gathering and processing industry;

•	the timing and extent of changes in commodity prices, interest rates, foreign currency exchange rates and demand for our services;

•	weather and other natural phenomena;

•	industry changes, including the impact of consolidations, and changes in competition;

•	our ability to obtain required approvals for construction or modernization of gathering and processing facilities, and the timing of production from such facilities, which are dependent on the issuance by federal, state and municipal governments, or agencies thereof, of building, environmental and other permits, the availability of specialized contractors and work force and prices of and demand for products;

•	the extent of success in connecting natural gas supplies to gathering and processing systems;

•	the effect of accounting policies issued periodically by accounting standard-setting bodies; and

•	general economic conditions, including any potential effects arising from terrorist attacks, the situation in Iraq and any consequential hostilities or other hostilities.

     In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DUKE ENERGY FIELD SERVICES, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands)

	Three Months Ended,
	March 31,

	2003	2002

OPERATING REVENUES:
Sales of natural gas and petroleum products	$1,508,381	$631,838
Sales of natural gas and petroleum products—affiliates	950,402	421,091
Transportation, storage and processing	82,071	69,577
Trading and marketing net margin	(34,194)	7,309

Total operating revenues	2,506,660	1,129,815

COSTS AND EXPENSES:
Purchases of natural gas and petroleum products	1,979,562	789,367
Purchases of natural gas and petroleum products—affiliates	216,064	91,844
Operating and maintenance	110,170	107,960
Depreciation and amortization	77,616	73,759
General and administrative	39,431	39,157
Other	(98)	5,188

Total costs and expenses	2,422,745	1,107,275

OPERATING INCOME	83,915	22,540
EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	12,054	6,070
INTEREST EXPENSE	42,738	43,309

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	53,231	(14,699)
INCOME TAX EXPENSE	1,769	2,301

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	51,462	(17,000)
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	22,802	—

NET INCOME (LOSS)	28,660	(17,000)
DIVIDENDS ON PREFERRED MEMBERS’ INTEREST	4,750	7,125

EARNINGS (DEFICIT) AVAILABLE FOR MEMBERS’ INTEREST	$23,910	$(24,125)

See Notes to Consolidated Financial Statements.

DUKE ENERGY FIELD SERVICES, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended,
	March 31,

	2003	2002

NET INCOME (LOSS)	$28,660	$(17,000)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	20,128	(2,344)
Net unrealized losses on cash flow hedges	(36,383)	(57,100)
Reclassification into earnings	41,684	(18,534)

Total other comprehensive income (loss)	25,429	(77,978)

TOTAL COMPREHENSIVE INCOME (LOSS)	$54,089	$(94,978)

See Notes to Consolidated Financial Statements.

DUKE ENERGY FIELD SERVICES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended,
	March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$28,660	$(17,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	77,616	73,759
Deferred income taxes (benefit)	732	(520)
Equity in earnings of unconsolidated affiliates	(12,054)	(6,070)
Cumulative effect of changes in accounting principles	22,802	—
Other noncash items in net income (loss)	9,007	7,537
Change in operating assets and liabilities which provided (used) cash:
Accounts receivable	(685,905)	(26,782)
Accounts receivable—affiliates	(117,780)	194,256
Inventories	21,639	10,663
Net unrealized loss (gains) on mark-to-market and hedging transactions	(37,162)	53,073
Other current assets	(18,887)	2,852
Other noncurrent assets	(2,009)	300
Accounts payable	815,244	(148,780)
Accounts payable—affiliates	(7,776)	(12,244)
Accrued interest payable	(32,942)	(31,757)
Other current liabilities	1,843	1,848
Other long term liabilities	(2,001)	(1,962)

Net cash provided by operating activities	61,027	99,173

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(37,078)	(106,785)
Investment expenditures	(482)	(3,463)
Investment distributions	14,331	12,488
Contributions from minority interests	1,141	—
Proceeds from sales of assets	4,256	—

Net cash used in investing activities	(17,832)	(97,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to members	—	(45,672)
Short term debt—net	(30,731)	43,580
Debt issuance costs	(1,334)	(890)
Payment of debt	(170)	—

Net cash used in financing activities	(32,235)	(2,982)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	426	(5)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,386	(1,574)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,783	4,906

CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,169	$3,332

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION – Cash paid for interest (net of amounts capitalized)	$72,498	$74,365

See Notes to Consolidated Financial Statements.

DUKE ENERGY FIELD SERVICES, LLC
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	March 31,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,169	$24,783
Accounts receivable:
Customers, net	1,286,291	599,116
Affiliates	304,357	186,577
Other	49,195	50,466
Inventories	59,548	86,559
Unrealized gains on trading and hedging transactions	195,481	158,891
Other	27,130	6,713

Total current assets	1,958,171	1,113,105

PROPERTY, PLANT AND EQUIPMENT, NET	4,630,146	4,642,204
INVESTMENT IN AFFILIATES	177,048	179,684
INTANGIBLE ASSETS:
Natural gas liquids sales and purchases contracts, net	87,512	84,304
Goodwill, net	439,201	435,115

Total intangible assets	526,713	519,419

UNREALIZED GAINS ON TRADING AND HEDGING TRANSACTIONS	26,419	21,685
OTHER NONCURRENT ASSETS	90,857	89,504

TOTAL ASSETS	$7,409,354	$6,565,601

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable:
Trade	$1,472,575	$656,126
Affiliates	69,233	77,009
Other	44,581	45,786
Short term debt	189,444	215,094
Unrealized losses on trading and hedging transactions	239,744	245,469
Accrued interest payable	26,352	59,294
Accrued taxes other than income	18,975	31,059
Other	101,204	89,427

Total current liabilities	2,162,108	1,419,264

DEFERRED INCOME TAXES	12,472	11,740
LONG TERM DEBT	2,259,268	2,255,508
UNREALIZED LOSSES ON TRADING AND HEDGING TRANSACTIONS	21,358	15,336
OTHER LONG TERM LIABILITIES	129,074	88,370
MINORITY INTERESTS	125,172	124,820
PREFERRED MEMBERS’ INTEREST	200,000	200,000
COMMITMENTS AND CONTINGENT LIABILITIES
MEMBERS’ EQUITY:
Members’ interest	1,709,290	1,709,290
Retained earnings	830,029	806,119
Accumulated other comprehensive income (loss)	(39,417)	(64,846)

Total members’ equity	2,499,902	2,450,563

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$7,409,354	$6,565,601

See Notes to Consolidated Financial Statements.

DUKE ENERGY FIELD SERVICES, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

     Duke Energy Field Services, LLC (with its consolidated subsidiaries, “the Company” or “Field Services LLC”) operates in the two principal segments of the midstream natural gas industry of (1) natural gas gathering, compression, treatment, processing, transportation, marketing and trading and storage; and (2) natural gas liquids (“NGLs”) fractionation, transportation, marketing and trading. Duke Energy Corporation (“Duke Energy”) owns 69.7% of the Company’s outstanding member interests and ConocoPhillips owns the remaining 30.3%.

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

     Inventories — Inventories consist primarily of materials and supplies and natural gas and NGLs held in storage for transmission, marketing and sales commitments. Inventories are recorded at the lower of cost or market value using the average cost method. Historically, since January 2001, natural gas storage arbitrage inventories were marked to market. However, effective January 1, 2003, in accordance with the Financial Accounting Standard Board’s (“FASB”) Emerging Issues Task Force’s (“EITF”) rescission of Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” all gas storage inventory is now recorded at the lower of cost or market, (see “New Accounting Standards” below).

     Accounting for Hedges and Commodity Trading Activities — All derivatives not qualifying for the normal purchases and sales exemption under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” are recorded in the Consolidated Balance Sheets at their fair value as Unrealized Gains or Unrealized Losses on Trading and Hedging Transactions. On the date that derivative contracts are entered into, the Company designates the derivative as either trading or non-trading; as a hedge of a recognized asset, liability or firm commitment (fair value hedges); as a hedge of a forecasted transaction or future cash flows (cash flow hedges); or as a normal purchase or sale contract.

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

     Values are adjusted to reflect the credit risk inherent in the transaction as well as the potential impact of liquidating the positions held in an orderly manner over a reasonable time period under current conditions. Changes in market price and management estimates directly affect the estimated fair value of these contracts. Accordingly, it is reasonably possible that such estimates may change in the near term.

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

     Commodity Cash Flow Hedges — The effective portion of the change in fair value of a derivative designated and qualified as a cash flow hedge is included in the Consolidated Balance Sheets as Accumulated Other Comprehensive Income (Loss) (“AOCI”) until earnings are affected by the hedged item. Settlement amounts of cash flow hedges are removed from AOCI and recorded in the Consolidated Statements of Operations in the same accounts as the item being hedged. The Company discontinues hedge accounting prospectively when it is determined that the derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged transaction will occur. When hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, the derivative continues to be carried on the Consolidated Balance Sheets at its fair value, with subsequent changes in its fair value recognized in current-period earnings. Gains and losses related to discontinued hedges that were previously accumulated in AOCI will remain in AOCI until earnings are affected by the hedged item, unless it is no longer probable that the hedged transaction will occur, in which case, the gains and losses that were accumulated in AOCI will be immediately recognized in current-period earnings.

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

     Income Taxes — The Company is required to make quarterly distributions to Duke Energy and ConocoPhillips based on allocated taxable income. The distributions are based on the highest taxable income allocated to either member, with the other member receiving a proportionate amount to maintain the ownership capital accounts at 69.7% for Duke Energy and 30.3% for ConocoPhillips.

     Stock-Based Compensation — Under Duke Energy’s 1998 Long Term Incentive Plan, stock options for Duke Energy’s common stock may be granted to the Company’s key employees. The Company accounts for stock-based compensation using the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25).” Since the exercise price for all options granted under those plans was equal to the market value of the underlying common stock on the date of grant, no compensation cost is recognized in the accompanying Consolidated Statements of Operations. Restricted stock grants, phantom stock awards and stock-based performance awards are recorded over the required vesting period as compensation cost, based on the market value on the date of grant. (See Note 7 for pro forma disclosures using the fair value accounting method.)

     Accumulated Other Comprehensive Income (Loss) — The components of and changes in accumulated other comprehensive income (loss) are as follows:

		Net
Accumulated Other Comprehensive	Foreign	Unrealized (Losses)	Accumulated Other
Income (Loss)	Currency	Gains on Cash Flow	Comprehensive
(in thousands)	Adjustments	Hedges	(Loss) Income

Balance as of December 31, 2002	$(6,728)	$(58,118)	$(64,846)
Other comprehensive income changes during the quarter	20,128	5,301	25,429

Balance as of March 31, 2003	$13,400	$(52,817)	$(39,417)

     Cumulative Effect of Changes in Accounting Principles — The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” on January 1, 2003. In accordance with the transition provisions of SFAS No. 143, the Company recorded asset retirement liabilities and a cumulative-effect adjustment of $17.4 million as a reduction in earnings. In addition, in accordance with the EITF’s October 2002 consensus on Issue No. 02-03, on January 1, 2003, the Company decreased its inventories from fair value to historical cost and recorded a $5.4 million cumulative-effect adjustment as a reduction in earnings.

     New Accounting Standards — In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. The provisions of SFAS No. 150 are effective for all financial instruments entered into or modified after May 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing SFAS No. 150 but does not anticipate that it will have a material impact on its consolidated results of operations, cash flows or financial position.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies the discussion around initial net investment, clarifies when a derivative contains a financing component, and amends the definition of an underlying to conform it to language used in FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” In addition, SFAS No. 149 also incorporates certain of the Derivative Implementation Group Implementation Issues. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied to hedging relationships on a prospective basis. The Company is currently assessing SFAS No. 149 but does not anticipate that it will have a material impact on its consolidated results of operations, cash flows or financial position.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires an entity to consolidate a variable interest entity if it is the primary beneficiary of the variable interest entity’s activities. The primary beneficiary is the party that absorbs a majority of the expected losses, receives a majority of the expected residual returns, or both, from the variable interest entity’s activities. FIN 46 is applicable immediately to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, FIN 46 is required to be applied in the first fiscal year or interim period beginning after June 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 also requires certain disclosures of an entity’s relationship with variable interest entities.

     The Company shares ownership interests with other industry partners in a variety of different partnership and joint venture entities in order to share the risks and rewards of ownership in certain gas and NGL plant and pipeline assets. The Company does not provide supplemental financial support to these entities, other than the debt guarantees discussed in Note 9. In general, these entities are structured such that the voting and equity interests in these entities are consistent with the allocation of the entities’ profits and losses. The Company is continuing the process of examining all of its ownership interests to determine the necessary disclosures and procedures for complying with FIN 46. At this point, the Company does not anticipate that these entities will qualify as variable interest entities under FIN 46. However, in the event that it is determined that any such entities are variable interest entities, the Company believes that it would not be the primary beneficiary of such entities and thus the consolidation provisions of FIN 46 would not apply. For all of these partnership and joint venture entities, the Company believes that its maximum exposure to loss would be equal to its investment in these entities plus its potential obligations under its guarantees of unconsolidated debt. At March 31, 2003, the Company’s total investment in, plus the value of any guaranteed debt for entities that may reasonably possibly be determined to be variable interest entities, was approximately $169 million.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure-only provisions of SFAS No. 148 as of December 31, 2002. Adoption of the new standard had no material effect on the Company’s consolidated results of operations or financial position.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the initial recognition and measurement provisions of Interpretation No. 45 effective January 1, 2003. Adoption of the new interpretation had no material effect on the Company’s consolidated results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Company adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

     In June 2002, the EITF reached a partial consensus on Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” The EITF concluded that, effective for periods ending after July 15, 2002, mark-to-market gains and losses on energy trading contracts (including those to be physically settled) must be shown on a net basis in the Consolidated Statements of Operations. The Company had previously chosen to report certain of its energy trading contracts on a gross basis, as sales in operating revenues and the associated costs recorded as purchases in costs and expenses, in accordance with prevailing industry practice.

     In October 2002, the EITF, as part of their further deliberations on Issue No. 02-03, rescinded the consensus reached in Issue No. 98-10. As a result, all energy trading contracts that do not meet the definition of a derivative under SFAS No. 133, and trading inventories that previously had been recorded at fair values, must now be recorded at the lower of cost or market and are reported on an accrual basis resulting in the recognition of earnings or losses at the time of contract settlement or termination. New non-derivative energy trading contracts entered into after October 25, 2002 should be accounted for under the accrual accounting basis. Non-derivative energy trading contracts on the Consolidated Balance Sheet as of January 1, 2003 that existed at October 25, 2002 and inventories that were recorded at fair values have been adjusted to the lower of historical cost or market via a cumulative-effect adjustment of $5.4 million as a reduction to 2003 earnings. In connection with the consensus reached on Issue No. 02-03, the FASB staff observed that, effective July 1, 2002, an entity should not recognize unrealized gains or losses at the inception of a derivative instrument unless the fair value of that instrument is evidenced by quoted market prices or current market transactions.

     In October 2002, the EITF also reached a consensus on Issue No. 02-03 that, effective for periods beginning after December 15, 2002, all gains and losses on all derivative instruments held for trading purposes should be shown on a net basis in the income statement. Gains and losses on non-derivative energy trading contracts should similarly be presented on a gross or net basis in connection with the guidance in Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Upon application of this presentation, comparative financial statements for prior periods are required to be reclassified to conform to the consensus other than for energy trading contracts that were shown on a net basis under Issue No. 98-10. Accordingly, for the quarter ended March 31, 2003, only derivative instruments that are held for trading purposes and are accounted for under mark-to-market accounting are included in trading and marketing net margin on the Consolidated Statements of Operations. For the quarter ended March 31, 2002, trading and marketing net margin also includes the net margin on non-derivative energy trading contracts (primarily gas storage inventories and the related physical purchases and sales) that no longer qualify for net presentation after the rescission of Issue No. 98-10. The new gross versus net revenue presentation requirements had no impact on operating income or net income.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability increases due to the passage of time based on the time value of money until the obligation is settled. The Company adopted the provisions of SFAS No. 143 as of January 1, 2003. In accordance with the transition provisions of SFAS No. 143, the Company recorded a cumulative-effect adjustment of $17.4 million as a reduction in 2003 earnings.

     Reclassifications — Certain prior period amounts have been reclassified in the Consolidated Financial Statements and notes thereto to conform to the current presentation.

     3.     Derivative Instruments, Hedging Activities, Credit and Risk

     Commodity price risk — The Company’s principal operations of gathering, processing, transportation, marketing and trading and storage of natural gas, and the accompanying operations of fractionation, transportation, trading and marketing of NGLs create commodity price risk exposure due to market fluctuations in commodity prices, primarily with respect to the prices of NGLs, natural gas and crude oil. As an owner and operator of natural gas processing and other midstream assets, the Company has an inherent exposure to market variables and commodity price risk. The amount and type of price risk is dependent on the underlying natural gas contracts entered into to purchase and process raw gas. Risk is also dependent on the types and mechanisms for sales of natural gas and natural gas liquid products produced, processed, transported or stored.

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

     Counterparty risks — The Company sells various commodities (i.e., natural gas, NGLs and crude oil) to a variety of customers. The natural gas customers include local utilities, industrial consumers, independent power producers and merchant energy trading organizations. The NGLs customers range from large, multi-national petrochemical and refining companies to small regional retail propane distributors. Substantially all of the Company’s NGLs sales are made at market-based prices, including approximately 40% of NGLs production that is committed to ConocoPhillips and Chevron Phillips Chemical LLC, under a contract with a primary term that expires on December 31, 2014. This concentration of credit risk may affect the Company’s overall credit risk in that these customers may be similarly affected by changes in economic, regulatory or other factors. On transactions where the Company is exposed to credit risk, the Company analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis. The corporate credit policy prescribes the use of master collateral agreements to mitigate credit exposure. The collateral agreements provide for a counterparty to post cash or letters of credit for exposure in excess of the established threshold. The threshold amount represents an open credit limit, determined in accordance with the corporate credit policy. The collateral agreements also provide that the failure to post collateral is sufficient cause to terminate a contract and liquidate all positions.

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

     The Company uses natural gas, crude oil and NGL swaps and options to hedge the impact of market fluctuations in the price of NGLs, natural gas and other energy-related products. For the three months ended March 31, 2003, the Company recognized a net loss of $39.5 million, of which a $2.2 million gain represented the total ineffectiveness of all cash flow hedges and a $41.7 million loss represented the total derivative settlements. No derivative gains or losses were reclassified from OCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

     Gains and losses on derivative contracts that are reclassified from accumulated OCI to current period earnings are included in the line item in which the hedged item is recorded. As of March 31, 2003, $51.5 million of the deferred net losses on derivative instruments accumulated in OCI are expected to be reclassified into earnings during the next 12 months as the hedge transactions occur; however, due to the volatility of the commodities markets, the corresponding value in OCI is subject to change prior to its reclassification into earnings. The maximum term over which the Company is hedging its exposure to the variability of future cash flows is three years.

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

     For the three months ended March 31, 2003, the gains or losses representing the ineffective portion of the Company’s fair value hedges were not significant. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. The Company did not have any firm commitments that no longer qualified as fair value hedge items and therefore, did not recognize an associated gain or loss.

     Interest rate fair value hedge — In October 2001, the Company entered into an interest rate swap to convert the fixed interest rate of $250.0 million of debt securities that were issued in August 2000 to floating rate debt. The interest rate fair value hedge is at a floating rate based on a six-month London Interbank Offered Rate (“LIBOR”), which is re-priced semiannually through 2005. The swap meets conditions which permit the assumption of no ineffectiveness, as defined by SFAS No. 133. As such, for the life of the swap no ineffectiveness will be recognized. As of March 31, 2003, the fair value of the interest rate swap of $12.8 million was included in the Consolidated Balance Sheets as Unrealized Gains or Losses on Trading and Hedging Transactions with an offset to the underlying debt included in Long Term Debt.

     Commodity Derivatives — Trading and Marketing — The trading of energy related products and services exposes the Company to the fluctuations in the market values of traded instruments. The Company manages its traded instrument portfolio with strict policies which limit exposure to market risk and require daily reporting to management of potential financial exposure. These policies include statistical risk tolerance limits using historical price movements to calculate a daily earnings at risk measurement.

4. Asset Retirement Obligations

     SFAS No. 143,“Accounting for Asset Retirement Obligations.” In June 2001, the FASB issued SFAS No. 143 which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. The Company’s asset retirement obligations relate primarily to the retirement of certain gathering pipelines and processing facilities, obligations related to right-of-way agreements and contractual leases for land use.

     SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability increases due to the passage of time based on the time value of money until the obligation is settled.

     The Company identified certain assets as having an indeterminate life in accordance with SFAS No. 143, which do not trigger a requirement to establish a fair value for future retirement obligations associated with such assets. These assets include certain pipelines, processing plants and distribution facilities. A liability for these asset retirement obligations will be recorded if and when a future retirement obligation is identified.

     SFAS No. 143 was effective for fiscal years beginning after June 15, 2002, and was adopted by the Company on January 1, 2003. At January 1, 2003, the implementation of SFAS No. 143 resulted in a net increase in total assets of $25.1 million, consisting of an increase in net property, plant and equipment. Liabilities increased by $42.5 million, which represents the establishment of an asset retirement obligation liability. A cumulative-effect of a change in accounting principle adjustment of $17.4 million was recorded in the first quarter of 2003, as a reduction in earnings.

     The following table shows the asset retirement obligation liability as though SFAS No. 143 had been in effect for the prior three years.

Pro forma Asset Retirement Obligation	(in thousands)

January 1, 2000	$13,493
December 31, 2000	31,561
December 31, 2001	38,879
December 31, 2002	42,549

     The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The reconciliation of the asset retirement obligation for the three months ended March 31, 2003 is shown in the following table.

Three Months Ended
March 31, 2003
Reconciliation of Asset Retirement Obligation	(in thousands)

Balance as of January 1, 2003	$42,549
Accretion expense	889
Other	471

Balance as of March 31, 2003	$43,909

5. Financing

     Credit Facility with Financial Institutions — On March 28, 2003, the Company entered into a new credit facility (the “New Facility”). The New Facility replaces the credit facility that matured on March 28, 2003. The New Facility is used to support the Company’s commercial paper program and for working capital and other general corporate purposes. The New Facility matures on March 26, 2004, however; any outstanding loans under the New Facility at maturity may, at the Company’s option, be converted to a one-year term loan. The New Facility is a $350.0 million revolving credit facility, of which $100.0 million can be used for letters of credit. The New Facility requires the Company to maintain at all times a debt to total capitalization ratio of less than or equal to 53%; and maintain at the end of each fiscal quarter an interest coverage ratio (defined to be the ratio of EBITDA for the four most recent quarters to interest expense for the same period) of at least 2.5 to 1 (see Note 8 for definition of EBITDA); and contains certain restrictions applicable to dividends and other payments to the Company’s members. The New Facility bears interest at a rate equal to, at the Company’s option and based on the Company’s current debt rating, either (1) LIBOR plus 1.25% per year or (2) the higher of (a) the JP Morgan Chase Bank prime rate and (b) the Federal Funds rate plus 0.50% per year. At March 31, 2003, there were no borrowings against the New Facility.

     On March 28, 2003, the Company also entered into a $100.0 million funded short-term loan with Bank One, NA (the “Short-Term Loan”). The Short-Term Loan is used for working capital and other general corporate purposes. The Short-Term Loan matures on September 30, 2003, and may be prepaid at any time. The Short-Term Loan has the same financial covenants as the New Facility. The Short-Term Loan bears interest at a rate equal to, at the Company’s option, either (1) LIBOR plus 1.35% per year or (2) the higher of (a) the Bank One, NA prime rate and (b) the Federal Funds rate plus 0.50% per year. The Company’s management believes our cash flows and the New Facility will be adequate to meet our liquidity needs subsequent to the maturity of the Short-Term Loan. As such, the Company does not plan to refinance the Short-Term Loan when it matures.

6. Commitments and Contingent Liabilities

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

     On September 18, 2001, General Gas Company, LP (“GGC”) filed a lawsuit against the Company claiming damages for breach of contract under a Gas Purchase and Processing Agreement. The Company then filed counterclaims against GGC on related contract issues. On January 28, 2003, the Company entered into a Compromise and Settlement Agreement whereby the Company agreed to acquire GGC for $16.5 million, payable in equal installments over three years, beginning on the settlement date. The Compromise and Settlement Agreement settles all claims between the parties. As a result of the Compromise and Settlement Agreement, the Company capitalized $6.2 million associated with acquired gas supply contracts, recorded a charge to natural gas purchases of $8.1 million and a $0.9 million charge to other current liabilities in the first quarter of 2003.

7. Stock-Based Compensation

     The Company accounts for its stock-based compensation arrangements under the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and the FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25).” Since the exercise price for all stock options granted under those plans was equal to the market value of the underlying common stock on the date of grant, no compensation cost is recognized in the accompanying Consolidated Statements of Operations. Restricted stock grants, phantom stock awards and Company performance awards are recorded over the required vesting period as compensation cost, based on the market value on the date of the grant. The following disclosures reflect the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.”

     The following table shows what earnings available for members’ interest would have been if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all stock-based compensation awards.

	Three Months Ended March 31,

Pro Forma Stock-Based Compensation (in thousands)	2003	2002

Earnings (deficit) available for members’ interest, as reported	$23,909	$(24,125)
Add: stock-based compensation expense included in reported net income	250	301
Deduct: total stock-based compensation expense determined under fair value-based method for all awards	(1,162)	(1,640)

Pro forma earnings (deficit) available for members’ interest	$22,997	$(25,464)

8. Business Segments

     The Company operates in two principal business segments as follows: (1) natural gas gathering, compression, treatment, processing, transportation, marketing and trading and storage, and (2) NGL fractionation, transportation, marketing and trading. These segments are monitored separately by management for performance against its internal forecast and are consistent with the Company’s internal financial reporting. These segments have been identified based on the differing products and services, regulatory environment and the expertise required for these operations. Margin, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and earnings before interest and taxes (“EBIT”) are the performance measures used by management to monitor the business of each segment. The accounting policies for the segments are the same as those described in Note 2. Foreign operations are not material and are therefore not separately identified.

     The following table sets forth the Company’s segment information.

	Three
	Months Ended
	March 31,

	2003	2002

	(in thousands)
Operating revenues:
Natural gas, including trading and marketing net margin	$2,554,724	$1,072,278
NGLs, including trading and marketing net margin	499,385	321,800
Intersegment (a)	(547,449)	(264,263)

Total operating revenues	$2,506,660	$1,129,815

Margin:
Natural gas, including trading and marketing net margin	$295,566	$232,549
NGLs, including trading and marketing net margin	15,468	16,055

Total margin	$311,034	$248,604

Other operating costs:
Natural gas	$107,561	$110,747
NGLs	2,411	2,401
Corporate	39,531	39,157

Total other operating costs	$149,503	$152,305

Equity in earnings of unconsolidated affiliates:
Natural Gas	$12,820	$5,649
NGLs	(766)	421

Total equity in earnings of unconsolidated affiliates	$12,054	$6,070

EBITDA (b):
Natural gas	$200,825	$127,451
NGLs	12,291	14,075
Corporate	(39,531)	(39,157)

Total EBITDA	$173,585	$102,369

Depreciation and amortization:
Natural gas	$70,655	$69,187
NGLs	3,206	3,318
Corporate	3,755	1,254

Total depreciation and amortization	$77,616	$73,759

EBIT (b):
Natural gas	$130,170	$58,264
NGLs	9,085	10,757
Corporate	(43,286)	(40,411)

Total EBIT	$95,969	$28,610

Total corporate interest expense	$42,738	$43,309

Income (loss) before income taxes and cumulative effects of changes in accounting principles:
Natural gas	$130,170	$58,264
NGLs	9,085	10,757
Corporate	(86,024)	(83,720)

Total income (loss) before income taxes and cumulative effects of changes in accounting principles	$53,231	$(14,699)

Capital expenditures:
Natural gas	$36,166	$103,010
NGLs	27	179
Corporate	885	3,596

Total capital expenditures	$37,078	$106,785

	As of

	March 31,	December 31,
	2003	2002

	(in thousands)
Total assets:
Natural gas	$5,171,216	$5,190,492
NGLs	274,204	293,398
Corporate (c)	1,963,934	1,081,711

Total assets	$7,409,354	$6,565,601

(a)	Intersegment sales represent sales of NGLs from the Natural Gas Segment to the NGLs Segment at either index prices or weighted-average prices of NGLs. Both measures of intersegment sales are effectively based on current economic market conditions.

(b)	EBIT consists of net income plus interest expense, income tax expense, and cumulative effects of changes in accounting principles. EBITDA is equal to EBIT plus depreciation and amortization. These measures are not a measurement presented in accordance with generally accepted accounting principles and should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability or liquidity. The measures are included as a supplemental disclosure because it may provide useful information regarding the Company’s ability to service debt and to fund capital expenditures. However, not all EBITDA or EBIT may be available to service debt. These measures may not be comparable to similarly titled measures reported by other companies.

(c)	Includes items such as unallocated working capital, intercompany accounts and intangible and other assets.

9. Guarantor’s Obligations Under Guarantees

     At March 31, 2003, the Company was the guarantor of approximately $97.3 million of debt associated with non-consolidated entities, of which $84.6 million is related to our 33.33% ownership interest in Discovery Producer Services, LLC, (“Discovery”) and $12.7 million is related to our 50.0% ownership interest in GPM Gas Gathering, LLC (“GGG”). The guaranteed debt related to Discovery is due December 31, 2003, and is expected to be refinanced. The guaranteed debt related to GGG is scheduled to be repaid in full by January 31, 2004. In the event that the unconsolidated subsidiaries default on the debt payments, the Company would be required to pay the debt. Assets of the unconsolidated subsidiaries are pledged as collateral for the debt. At March 31, 2003, the Company had no liability recorded for the guarantees of the debt associated with the unconsolidated subsidiaries.

     The Company periodically enters into agreements for the acquisition or divestiture of assets. These agreements contain indemnification provisions that may provide indemnity for environmental, tax, employment, outstanding litigation and other liabilities related to the assets being acquired or divested. The survival periods on these indemnification provisions generally have terms of one to five years, although some are longer. The Company cannot estimate the maximum potential amount of future payments under these indemnification provisions due to the contingent nature of these liabilities. In addition, many of these indemnification provisions do not contain any limits on potential liability. At March 31, 2003, we had no liability recorded for these outstanding indemnification provisions.

10. Accounting Adjustments

     During 2002, the Company completed a comprehensive account reconciliation project to review and analyze its balance sheet accounts. This account reconciliation project identified the following five categories where account adjustments were necessary: operating expense accruals; gas inventory adjustments; gas imbalances; joint venture and investment account reconciliation; and other balance sheet accounts. As a result of this account reconciliation project, the Company recorded numerous adjustments in 2002. For the quarter ended March 31, 2002, adjustments totaling approximately $11 million may be related to corrections of accounting errors in prior periods. However, management has determined that the charges related to error corrections are immaterial both individually and in the aggregate on both a quantitative and qualitative basis to the trends in the financial statements for the periods presented, the prior periods affected and to a fair presentation of the Company’s financial statements. In addition, numerous items identified in the account reconciliation project resulted from system conversions and otherwise unsupportable balance sheet amounts. Due to the nature of certain of these account reconciliation adjustments, it would be impractical to determine what periods such adjustments relate to. Accordingly, the corrections were made in the first quarter 2002 financial statements.

11. Subsequent Events

     In April and May 2003, the Company entered into purchase and sale agreements with two buyers to sell various gathering, transmission and processing assets, plus a minority interest in a partnership owning a gas processing plant, for a total sales price of $91 million, plus or minus various adjustments that will be made at closing. At March 31, 2003, the book value of these assets was approximately $66 million. Total sales and operating income associated with these assets for the three months ended March 31, 2003 were $93.5 million and $3.6 million, respectively; for the three months ended March 31, 2002, sales and operating income totaled $36.7 and $(0.1) million, respectively. The Company anticipates closing these transactions on June 30, 2003. One of these sales is subject to various regulatory approvals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion details the material factors that affected our historical financial condition and results of operations during the three months ended March 31, 2003 and 2002. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report.

Overview

     We operate in the two principal business segments of the midstream natural gas industry:

•	natural gas gathering, processing, transportation and storage, from which we generate revenues primarily by providing services such as compression, gathering, treating, processing, transportation of residue gas, storage, and trading and marketing (the “Natural Gas Segment”). In the first quarter of 2003, approximately 84% of our operating revenues prior to intersegment revenue elimination and approximately 95% of our gross margin were derived from this segment.

•	NGLs fractionation, transportation, marketing and trading, from which we generate revenues from transportation fees, market center fractionation and the marketing and trading of NGLs (the “NGLs Segment”). In the first quarter of 2003, approximately 16% of our operating revenues prior to intersegment revenue elimination and approximately 5% of our gross margin were derived from this segment.

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

Effects of Commodity Prices

     We are exposed to commodity prices as a result of being paid for certain services in the form of commodities rather than cash. For gathering services, we receive fees or commodities from the producers to bring the raw natural gas from the well head to the processing plant. For processing services, we either receive fees or commodities as payment for these services, depending on the type of contractual agreement. Based on our current contract mix, we have a long NGL position and are sensitive to changes in NGL prices. We also have a short gas position; however, the short gas position is less significant than the long NGL position.

     We are also exposed to changes in commodity prices as a result of our NGL and natural gas trading activities. NGL trading includes trading and storage at the Mont Belvieu, Texas and Conway, Kansas NGL market centers to manage our price risk and provide additional services to our customers. Natural gas trading activities are supported by our ownership of a natural gas storage facility and various intrastate pipelines. We undertake these activities through the use of fixed forward sales, basis and spread trades, storage opportunities, put/call options, term contracts and spot market trading. We also execute natural gas and NGL proprietary trades based upon our knowledge and expertise obtained through the operation of our assets and our position as a leading NGL marketer.

     During the first quarter of 2003, approximately 75% of our gross margin was generated by commodity sensitive arrangements and approximately 25% of our gross margin was generated by fee-based arrangements. We actively manage our commodity exposure as discussed below.

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

     We generally expect NGL prices to follow changes in crude oil prices over the long term, which we believe will in large part be determined by the level of production from major crude oil exporting countries and the demand generated by growth in the world economy. However, the relationship or correlation between crude oil value and NGL prices declined significantly during 2001 and 2002. In late 2002, this relationship strengthened and remained near historical trend levels during the first quarter of 2003.

     We believe that future natural gas prices will be influenced by supply deliverability, the severity of winter and summer weather and the level of United States economic growth. The price increases in crude oil, NGLs and natural gas experienced during 2000 and first half of 2001 spurred increased natural gas drilling activity. However, a decline in commodity prices in late 2001, continuing into 2002, negatively affected drilling activity. The average number of active rigs drilling in North America increased to 1,394 during the first quarter of 2003 from 1,201 during the first quarter of 2002. This increase is mainly attributable to recent significant increases in natural gas prices which could result in sustained increases in drilling activity during 2003. However, energy market uncertainty could negatively impact North American drilling activity in the short term. Lower drilling levels over a sustained period would have a negative effect on natural gas volumes gathered and processed.

     To better address the risks associated with volatile commodity prices, we employ a comprehensive commodity price risk management program. We closely monitor the risks associated with these commodity price changes on our future operations and, where appropriate, use various commodity instruments such as natural gas, crude oil and NGL contracts to hedge the value of our assets and operations from such price risks. See “Item 3. Quantitative and Qualitative Disclosure About Market Risk.” Our first quarter 2003 and first quarter 2002 results of operations include a hedging loss of $39.5 million and a gain of $7.4 million, respectively.

Results of Operations

	Three Months Ended March 31,

	2003	2002

	(in thousands)
Operating revenues:
Sales of natural gas and petroleum products	$2,458,783	$1,052,929
Transportation, storage and processing	82,071	69,577
Trading and marketing net margin	(34,194)	7,309

Total operating revenues	2,506,660	1,129,815
Purchases of natural gas and petroleum products	2,195,626	881,211

Gross margin (1)	$311,034	$248,604

(1)	Gross margin consists of operating income before operating and maintenance expense, depreciation and amortization expense, general and administrative expense, and other expense. Gross margin is included as a supplemental disclosure because it may provide useful information regarding the impact of key drivers such as commodity prices and supply contract mix on the Company’s earnings.

Three months ended March 31, 2003 compared with three months ended March 31, 2002

     Gross Margin — Gross margin increased $62.4 million or 25% to $311.0 million in the first quarter of 2003 from $248.6 million in 2002. Of this increase, approximately $137 million (net of hedging) was the result of a $.27 per gallon increase in average NGL prices. These increases were partially offset by approximately $62 million due to a $4.27 per million British thermal units (“Btus”) increase in natural gas prices. These price changes yielded average NGL prices of $.58 per gallon and natural gas prices of $6.59 per million Btus as compared with $.31 per gallon and $2.32 per million Btus during the same period in 2002.

     Gross margin associated with the Natural Gas Segment increased $63.1 million, or 27%, to $295.6 million from $232.5 million, mainly as a result of higher commodity prices. Commodity sensitive processing arrangements accounted for approximately $75 million (net of hedging) of this increase due mainly to the $.27 per gallon increase in average NGL prices offset by the $4.27 per million Btu increase in natural gas prices. Offsetting this increase were decreases due to trading and marketing net margin of a negative $32.8 million associated with derivative settlements and marked to market value of unsettled contracts related to our gas trading and marketing activities. Natural gas trading and marketing net margin excludes approximately $20 million realized during the first quarter of 2003 on the Company’s natural gas asset based trading activity which, prior to January 1, 2003, was recorded in trading and marketing net margin. As a result of the rescission of EITF 98-10, this activity is now presented on a gross basis in gas sales and purchases (see Note 2 to Consolidated Financial Statements).

     During the first quarter of 2003, the Company elected to reduce levels of keep-whole processing activities from time to time due to less profitable processing margins. This resulted in lower NGL production and natural gas transported and/or processed. NGL production during the first quarter of 2003 decreased 13,400 barrels per day, or 3%, to 375,200 barrels per day from 388,600 barrels per day during the first quarter of 2002, and natural gas transported and/or processed decreased 0.4 trillion Btus per day, or 5%, to 8.0 trillion Btus per day from 8.4 trillion Btus per day.

     Gross margin associated with the NGLs Segment decreased $0.6 million, or 4% to $15.5 million in the first quarter of 2003 from $16.1 million in the same period of 2002. Decreases of $8.7 million resulting from trading and marketing net margin were offset by increases in northeast wholesale propane marketing and terminals of $3.6 million, sale of inventory resulting from renegotiation of certain pipeline operating agreements of $1.0 million and higher margins from other NGL assets.

     Costs and Expenses — Operating and maintenance expenses increased $13.2 million (excluding $11 million in first quarter 2002 accounting adjustments – see Note 10 to Consolidated Financial Statements), or 14%, to $110.2 million in the first quarter of 2003 from $97.0 million in the same period of 2002. Contributing to this increase were increased expenditures for facility maintenance and pipeline repair of $5 million, environmental compliance of $3 million, and accretion expense associated with SFAS No. 143 implementation (see Note 2 and Note 4 to Consolidated Financial Statements) of $1 million. General and administrative expenses increased $0.2 million, or 1%, to $39.4 million in the first quarter of 2003, from $39.2 million in the same period of 2002.

     Depreciation and amortization expense increased $3.8 million, or 5%, to $77.6 million in the first quarter of 2003 from $73.8 million in the same period of 2002. This increase was due primarily to ongoing capital expenditures for well connections, facility maintenance and enhancements, and the implementation of SFAS No. 143.

     Other costs and expenses decreased $5.3 million to a credit of $0.1 million in the first quarter of 2003 from expense of $5.2 million in the first quarter of 2002. This decrease is due primarily to the first quarter 2002 accounting adjustment for the recognition of a loss on the sale of assets associated with a partnership investment (see Note 10 to Consolidated Financial Statements).

     Equity in Earnings of Unconsolidated Affiliates — Equity in earnings of unconsolidated affiliates increased $6.0 million, or 98%, to $12.1 million in the first quarter of 2003 from $6.1 million in the first quarter of 2002. This increase is primarily the result of increased earnings from our general partnership interest in TEPPCO of $3.8 million and the 2002 acquisition of an interest in the Discovery Pipeline located in offshore Gulf of Mexico of $2.8 million.

     Interest Expense — Interest expense decreased $0.6 million, or 1%, to $42.7 million in the first quarter of 2003 from $43.3 million in the same period of 2002. This decrease was primarily the result of lower outstanding debt levels.

     Income Taxes — The Company is structured as a limited liability company, which is a pass-through entity for U.S income tax purposes. First quarter 2003 income tax expenses decreased $0.5 million to $1.8 million in the first quarter of 2003 from $2.3 million in the same period of 2002 due primarily to lower earnings associated with tax-paying subsidiaries.

     Cumulative Effect of Changes in Accounting Principles — Cumulative effect of changes in accounting principles increased to a loss of $22.8 million in the first quarter of 2003 from no charge in the first quarter of 2002. Of this amount, $17.4 million relates to the implementation of SFAS No. 143, and $5.4 million is due to the rescission of EITF 98-10 (see Note 2 to Consolidated Financial Statements).

     Net Income — Net income increased $45.7 million to $28.7 million in the first quarter of 2003 from a loss of $17.0 million in the first quarter of 2002. This increase was largely the result of higher NGL prices offset by higher natural gas prices, hedging activity, and the cumulative effects of changes in accounting principles.

Liquidity and Capital Resources

     As of March 31, 2003, we had $36.2 million in cash and cash equivalents compared to $24.8 million as of December 31, 2002. Our working capital was a $203.9 million deficit as of March 31, 2003, compared to a $306.2 million deficit as of December 31, 2002. We rely upon cash flows from operations and borrowings to fund our liquidity and capital requirements. A material adverse change in operations or available financing may impact our ability to fund our current liquidity and capital resource requirements.

Operating Cash Flows

     During the first quarter of 2003, funds of $61.0 million were provided by operating activities, a decrease of $38.2 from $99.2 million in the first quarter 2002. The decrease is primarily due to changes in working capital balances, unrealized mark-to-market and hedging activity offset by an increase in net income.

     Price volatility in crude oil, NGLs and natural gas prices has a direct impact on our use and generation of cash from operations.

Investing Cash Flows

     During the first quarter of 2003, funds of $17.8 million were used in investing activities, a decrease of $80.0 million from $97.8 million in the first quarter of 2002. Our capital expenditures consist of expenditures for construction of additional gathering systems, processing plants, fractionators and other facilities and infrastructure in addition to well connections and upgrades to our existing facilities and acquisitions. For the first quarter of 2003, we spent approximately $37.1 million on capital expenditures compared to $106.8 million in the first quarter of 2002.

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

     Investments in unconsolidated affiliates provided $14.3 million in cash distributions to us during the first quarter of 2003.

Financing Cash Flows

     On March 28, 2003, we entered into a new credit facility (the “New Facility”). The New Facility replaces the credit facility that matured on March 28, 2003. The New Facility is used to support our commercial paper program and for working capital and other general corporate purposes. The New Facility matures on March 26, 2004, however; any outstanding loans under the New Facility at maturity may, at our option, be converted to a one-year term loan. The New Facility is a $350.0 million revolving credit facility, of which $100.0 million can be used for letters of credit. The New Facility requires us to maintain at all times a debt to total capitalization ratio of less than or equal to 53%; and maintain at the end of each fiscal quarter an interest coverage ratio (defined to be the ratio of EBITDA for the four most recent quarters to interest expense for the same period) of at least 2.5 to 1 (see Note 8 for definition of EBITDA); and contains certain restrictions applicable to dividends and other payments to our members. The New Facility bears interest at a rate equal to, at our option and based on our current debt rating, either (1) LIBOR plus 1.25% per year or (2) the higher of (a) the JP Morgan Chase Bank prime rate and (b) the Federal Funds rate plus 0.50% per year. At March 31, 2003, there were no borrowings against the New Facility.

     On March 28, 2003, we also entered into a $100.0 million funded short-term loan with Bank One, NA (the “Short-Term Loan”). The Short-Term Loan is used for working capital and other general corporate purposes. The Short-Term Loan matures on September 30, 2003, and may be prepaid at any time. The Short-Term Loan has the same financial covenants as the New Facility. The Short-Term Loan bears interest at a rate equal to, at our option, either (1) LIBOR plus 1.35% per year or (2) the higher of (a) the Bank One, NA prime rate and (b) the Federal Funds rate plus 0.50% per year. We believe that our cash flows and the existing New Facility will be adequate to meet our liquidity needs subsequent to the maturity of the Short-Term Loan. As such, we do not plan to refinance the Short-Term Loan when it matures.

     At March 31, 2003, we had $84.4 million in outstanding commercial paper, with maturities ranging from one day to 29 days and annual interest rates ranging from 1.53% to 1.55%. At no time did the amount of our outstanding commercial paper exceed the available amount under the New Facility. In the future, our debt levels will vary depending on our liquidity needs, capital expenditures and cash flow.

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

Contractual Obligations and Commercial Commitments

     As part of our normal business, we are a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on the Consolidated Balance Sheets. The possibility of us having to honor our contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. We would record a reserve if events occurred that required that one be established. See Note 9 to the Consolidated Financial Statements for more information on guarantee obligations.

     At March 31, 2003, we were the guarantor of approximately $97.3 million of debt associated with nonconsolidated entities, of which $84.6 million related to our 33.33% ownership interest in Discovery Producer Services, LLC, (“Discovery”) and $12.7 million is related to our 50.0% ownership interest in GPM Gas Gathering, LLC (“GGG”). The guaranteed debt related to Discovery is due December 31, 2003, and is expected to be refinanced. The guaranteed debt related to GGG is scheduled to be repaid in full by January 31, 2004. In the event that the unconsolidated subsidiaries default on the debt payments, we would be required to pay the debt. Assets of the unconsolidated subsidiaries are pledged as collateral for the debt. At March 31, 2003, we had no liability recorded for the guarantees of the debt associated with the unconsolidated subsidiaries.

     The Company periodically enters into agreements for the acquisition or divestiture of assets. These agreements contain indemnification provisions that may provide indemnity for environmental, tax, employment, outstanding litigation and other liabilities related to the assets being acquired or divested. The survival periods on these indemnification provisions generally have terms of one to five years, although some are longer. The Company cannot estimate the maximum potential amount of future payments under these indemnification provisions due to the contingent nature of these liabilities. In addition, many of these indemnification provisions do not contain any limits on potential liability. At March 31, 2003, we had no liability recorded for these outstanding indemnification provisions.

New Accounting Standards

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. The provisions of SFAS No. 150 are effective for all financial instruments entered into or modified after May 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing SFAS No. 150 but does not anticipate that it will have a material impact on its consolidated results of operations, cash flows or financial position.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies the discussion around initial net investment, clarifies when a derivative contains a financing component, and amends the definition of an underlying to conform it to language used in FIN 45. In addition, SFAS No. 149 also incorporates certain of the Derivative Implementation Group Implementation Issues. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied to hedging relationships on a prospective basis. We are currently assessing SFAS No. 149 but do not anticipate that it will have a material impact on our consolidated results of operations, cash flows or financial position.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires an entity to consolidate a variable interest entity if it is the primary beneficiary of the variable interest entity’s activities. The primary beneficiary is the party that absorbs a majority of the expected losses, receives a majority of the expected residual returns, or both, from the variable interest entity’s activities. FIN 46 is applicable immediately to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, FIN 46 is required to be applied in the first fiscal year or interim period beginning after June 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 also requires certain disclosures of an entity’s relationship with variable interest entities.

     We share ownership interests with other industry partners in a variety of different partnership and joint venture entities in order to share the risks and rewards of ownership in certain gas and NGL plant and pipeline assets. We do not provide supplemental financial support to these entities, other than the debt guarantees discussed in Note 9. In general, these entities are structured such that the voting and equity interests in these entities are consistent with the allocation of the entities’ profits and losses. We are continuing the process of examining all of our ownership interests to determine the necessary disclosures and procedures for complying with FIN 46. At this point, we do not anticipate that these entities will qualify as variable interest entities under FIN 46. However, in the event that it is determined that any such entities are variable interest entities, we believe that we would not be the primary beneficiary of such entities and thus the consolidation provisions of FIN 46 would not apply. For all of these partnership and joint venture entities, we believe that our maximum exposure to loss would be equal to our investment in these entities plus our potential obligations under our guarantees of unconsolidated debt. At March 31, 2003, our total investment in, plus the value of any guaranteed debt for entities that may reasonably possibly be determined to be variable interest entities, was approximately $169 million.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure-only provisions of SFAS No. 148 as of December 31, 2002. Adoption of the new standard had no material effect on our consolidated results of operations or financial position.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We adopted the initial recognition and measurement provisions of Interpretation No. 45 effective January 1, 2003. Adoption of the new interpretation had no material effect on our consolidated results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” We adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

     In June 2002, the EITF reached a partial consensus on Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” The EITF concluded that, effective for periods ending after July 15, 2002, mark-to-market gains and losses on energy trading contracts (including those to be physically settled) must be shown on a net basis in the Consolidated Statements of Operations. We had previously chosen to report certain of its energy trading contracts on a gross basis, as sales in operating revenues and the associated costs recorded as purchases in costs and expenses, in accordance with prevailing industry practice. The amounts in the comparative Consolidated Statements of Operations have been reclassified to conform to the 2003 presentation of all amounts on a net basis.

     In October 2002, the EITF, as part of their further deliberations on Issue No. 02-03, rescinded the consensus reached in Issue No. 98-10. As a result, all energy trading contracts that do not meet the definition of a derivative under SFAS No. 133, and trading inventories that previously had been recorded at fair values, must now be recorded at the lower of cost or market and are reported on an accrual basis resulting in the recognition of earnings or losses at the time of contract settlement or termination. New non-derivative energy trading contracts entered into after October 25, 2002 should be accounted for under the accrual accounting basis. Non-derivative energy trading contracts on the Consolidated Balance Sheet as of January 1, 2003 that existed at October 25, 2002 and inventories that were recorded at fair values have been adjusted to the lower of historical cost or market via a cumulative-effect adjustment of $5.4 million as a reduction to 2003 earnings. In connection with the consensus reached on Issue No. 02-03, the FASB staff observed that, effective July 1, 2002, an entity should not recognize unrealized gains or losses at the inception of a derivative instrument unless the fair value of that instrument is evidenced by quoted market prices or current market transactions.

     In October 2002, the EITF also reached a consensus on Issue No. 02-03 that, effective for periods beginning after December 15, 2002, all gains and losses on all derivative instruments held for trading purposes should be shown on a net basis in the income statement. Gains and losses on non-derivative energy trading contracts should similarly be presented on a gross or net basis in connection with the guidance in Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Upon application of this presentation, comparative financial statements for prior periods are required to be reclassified to conform to the consensus other than for energy trading contracts that were shown on a net basis under Issue No. 98-10. Accordingly, for the quarter ended March 31, 2003, only derivative instruments that are held for trading purposes and are accounted for under mark-to-market accounting are included in trading and marketing net margin on the Consolidated Statements of Operations. For the quarter ended March 31, 2002, trading and marketing net margin also includes the net margin on non-derivative energy trading contracts (primarily gas storage inventories and the related physical purchases and sales) that no longer qualify for net presentation after the rescission of Issue No. 98-10. The new gross versus net revenue presentation requirements had no impact on operating income or net income.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability increases due to the passage of time based on the time value of money until the obligation is settled. We adopted the provisions of SFAS No. 143 as of January 1, 2003. In accordance with the transition provisions of SFAS No. 143, we recorded a cumulative-effect adjustment of $17.4 million as a reduction in 2003 earnings.

Subsequent Events

     In April and May 2003, we entered into purchase and sale agreements with two buyers to sell various gathering, transmission and processing assets, plus a minority interest in a partnership owning a gas processing plant, for a total sales price of $91 million, plus or minus various adjustments that will be made at closing. At March 31, 2003, the book value of these assets was approximately $66 million. Total sales and operating income associated with these assets for the three months ended March 31, 2003 were $93.5 million and $3.6 million, respectively; for the three months ended March 31, 2002, sales and operating income totaled $36.7 and $(0.1) million, respectively. We anticipate closing these transactions on June 30, 2003. One of these sales is subject to various regulatory approvals.

Item 3. Quantitative and Qualitative Disclosure about Market Risks

Risk Policies

     We are exposed to market risks associated with commodity prices, credit exposure, interest rates, and, to a limited extent, foreign currency exchange rates. Management has established comprehensive risk management policies to monitor and manage these market risks. Duke Energy Field Services’ Risk Management Committee is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels. The Risk Management Committee is composed of senior executives who receive regular briefings on the Company’s positions and exposures as well as periodic updates from and consultations with the Duke Energy Chief Risk Officer (CRO) and other expert resources at Duke Energy regarding market risk positions and exposures, credit exposures and overall risk management in the context of market activities. The Risk Management Committee is responsible for the overall management of commodity price risk and various other risks, including monitoring exposure limits.

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

     DER computations are based on a historical simulation, which uses price movements over an eleven day period to simulate forward price curves in the energy markets to estimate the potential favorable or unfavorable impact of one day’s price movement on the existing portfolio. The historical simulation emphasizes the most recent market activity, which is considered the most relevant predictor of immediate future market movements for crude oil, NGLs, gas and other energy-related products. DER computations use several key assumptions, including a 95% confidence level for the resultant price movement and the holding period specified for the calculation. The Company’s DER amounts for commodity derivatives instruments held for trading purposes are shown in the following table.

Daily Earnings at Risk (in thousands)

	Estimated Average	Estimated Average	High One-Day Impact	Low One-Day Impact
	One-Day Impact on	One-Day Impact on	on EBIT for the	on EBIT for the
	EBIT for the three	EBIT for the three	three months ended	three months ended
	months ended March 31, 2003	months ended March 31, 2002	March 31, 2003	March 31, 2003

Calculated DER	$1,821	$2,280	$6,533	$396

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

     Our exposure to commodity price risk is influenced by a number of factors, including contract size, length of contract, market liquidity, location and unique or specific contract terms. The unrealized fair value of trading and marketing instruments outstanding at March 31, 2003 and December 31, 2002 was a gain of $7.7 million and a loss of $28.0 million respectively.

     The fair value of these contracts is expected to be realized in future periods, as detailed in the following table. The amount of cash ultimately realized for these contracts will differ from the amounts shown in the following table due to factors such as market volatility, counterparty default and other unforeseen events that could impact the amount and/or realization of these values. At March 31, 2003 we held cash or letters of credit of $50.6 million to secure such future performance, and had $20.7 million deposited with counterparties.

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

     The following table shows the fair value of our trading portfolio as of March 31, 2003.

	Fair Value of Contracts as of March 31, 2003 (in thousands)

				Maturity in 2006
Sources of Fair Value	Maturity in 2003	Maturity in 2004	Maturity in 2005	and Thereafter	Total Fair Value

Prices supported by quoted market prices and other external sources	$7,953	$36	$638	$—	$8,627
Prices based on models and other valuation methods	(2,468)	3,076	(648)	(922)	(962)

Total	$5,485	$3,112	$(10)	$(922)	$7,665

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

     The “Prices based on models and other valuation methods” category includes (i) the value of options not quoted by an exchange or OTC broker, (ii) the value of transactions for which an internally developed price curve was constructed as a result of the long dated nature of the transaction or the illiquidity of the market point, and (iii) the value of structured transactions. In certain instances structured transactions can be decomposed and modeled by us as simple forwards and options based on prices actively quoted. Although the valuation of the simple structures might not be different from the valuation of contracts in other categories, the effective model price for any given period is a combination of prices from two or more different instruments and therefore has been included in this category due to the complex nature of these transactions.

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

     The fair value of our qualifying hedge positions at a point in time is not necessarily indicative of the results realized when such contracts settle.

	Fair Value of Contracts as of March 31, 2003 (in thousands)

				Maturity in 2006
Sources of Fair Value	Maturity in 2003	Maturity in 2004	Maturity in 2005	and Thereafter	Total Fair Value

Prices supported by quoted market prices and other external sources	$(50,507)	$2,368	$2,798	$—	$(45,341)
Prices based on models and other valuation methods	(1,356)	(170)	—	—	(1,526)

Total	$(51,863)	$2,198	$2,798	$—	$(46,867)

     Based upon our portfolio of supply contracts, without giving effect to hedging activities that would reduce the impact of commodity price decreases, a decrease of $.01 per gallon in the price of NGLs and $.10 per million Btus in the average price of natural gas would result in changes in annual pre-tax net income of approximately $(25) million and $5 million, respectively.

Credit Risk

     Our principle customers in the Natural Gas Segment are large, natural gas marketing services and industrial end-users. In the NGLs segment, our principle customers are large multi-national petrochemical and refining companies to small regional propane distributors. Substantially all of our natural gas and NGLs sales are made at index, market-based prices. Approximately 40% of our NGLs production is committed to ConocoPhillips and Chevron

Phillips Chemical LLC, under a contract with a primary term that expires on December 31, 2014. This concentration of credit risk may affect our overall credit risk in that these customers may be similarly affected by changes in economic, regulatory or other factors. Where exposed to credit risk, we analyze the counterparties’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of these limits on an ongoing basis. The corporate credit policy prescribes the use of master collateral agreements to mitigate credit exposure. Collateral agreements provide for a counterparty to post cash or letters of credit for exposure in excess of the established threshold. The threshold amount represents an open credit limit, determined in accordance with the corporate credit policy. The collateral agreements also provide that the inability to post collateral is sufficient cause to terminate a contract and liquidate all positions. Substantially all other agreements contain adequate assurance provisions, which would allow us, at our discretion, to suspend deliveries, cancel agreements or continue deliveries to the buyer after the buyer provides security for payment satisfactory to us.

     Despite the current credit environment in the energy sector, management believes that the credit risk management process described above is operating effectively. As of March 31, 2003, we had cash or letters of credit of $50.6 million to secure future performance by counterparties, and had deposited with counterparties $20.7 million of such collateral to secure our obligations to provide future services. Collateral amounts held or posted may be fixed or may vary depending on the value of the underlying contracts and could cover normal purchases and sales, trading and hedging contracts. In many cases, we and our counterparties’ publicly disclosed credit ratings impact the amounts of collateral requirements.

     Generally speaking, all physical and financial derivative contracts are settled in cash at the expiration of the contract term.

Interest Rate Risk

     We enter into debt arrangements that are exposed to market risks related to changes in interest rates. We periodically utilize interest rate lock agreements and interest rate swaps to hedge interest rate risk associated with new debt issuances. Our primary goals include (1) maintaining an appropriate ratio of fixed-rate debt to total debt for the Company’s debt rating; (2) reducing volatility of earnings resulting from interest rate fluctuations; and (3) locking in attractive interest rates based on historical averages. As of March 31, 2003, the fair value of our interest rate swap was an asset of $12.8 million.

     As of March 31, 2003, we had approximately $84.4 million outstanding under a commercial paper program. As a result, we are exposed to market risks related to changes in interest rates. In the future, we intend to manage our interest rate exposure using a mix of fixed and floating interest rate debt. An increase of .5% in interest rates would result in an increase in annual interest expense of approximately $2.2 million.

Foreign Currency Risk

     Our primary foreign currency exchange rate exposure at March 31, 2003 was the Canadian dollar. Foreign currency risk associated with this exposure was not material.

Item 4. Controls and Procedures

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Financial Officer and Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Financial Officer and Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC reports. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     For information concerning litigation and other contingencies, see Part I. Item 1, Note 6 to the Consolidated Financial Statements, “Commitments and Contingent Liabilities,” of this report and Item 3, “Legal Proceedings,” included in our Form 10-K for December 31, 2002, which are incorporated herein by reference.

     Management believes that the resolution of the matters referred to above will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.01	364-Day Credit Facility among Duke Energy Field Services, LLC, Duke Energy Field Services Corporation, JP Morgan Chase Bank, as Agent and the Lenders named therein, dated March 28, 2003.

	10.02	Letter Agreement between Duke Energy Field Services, LLC and Bank One, NA for funded short-term loan facility dated March 28, 2003.

	99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE ENERGY FIELD SERVICES, LLC

May 15, 2003

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Jim W. Mogg

Jim W. Mogg Chairman of the Board, President and Chief Executive Officer

EXHIBIT INDEX

Exhibits

10.01	364-Day Credit Facility among Duke Energy Field Services, LLC, Duke Energy Field Services Corporation, JP Morgan Chase Bank, as Agent and the Lenders named therein, dated March 28, 2003.

10.02	Letter Agreement between Duke Energy Field Services, LLC and Bank One, NA for funded short-term loan facility dated March 28, 2003.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.