Form 10-Q
period 2003-09-30
DUKE ENERGY FIELD SERVICES LLC
filed 2003-11-12
CIK 1119811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2003	Commission File Number 0-31095

DUKE ENERGY FIELD SERVICES, LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	76-0632293 (IRS Employer Identification No.)

370 17th Street, Suite 2500
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

DUKE ENERGY FIELD SERVICES, LLC
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003

INDEX

Item		Page

	PART I. FINANCIAL INFORMATION (UNAUDITED)
1	Financial Statements	1
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2003 and 2002	1
	Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2003 and 2002	2
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002	3
	Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	4
	Condensed Notes to Consolidated Financial Statements	5
2	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
3	Quantitative and Qualitative Disclosure about Market Risks	28
4	Controls and Procedures	32
	PART II. OTHER INFORMATION
1	Legal Proceedings	33
6	Exhibits and Reports on Form 8-K	33
	Signatures	34

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DUKE ENERGY FIELD SERVICES, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

OPERATING REVENUES:
Sales of natural gas and petroleum products	$1,342,837	$641,135	$4,016,906	$1,919,765
Sales of natural gas and petroleum products-affiliates	439,102	537,776	1,941,495	1,511,745
Transportation, storage and processing	68,880	62,958	196,811	183,232
Trading and marketing net margin	7,989	7,643	(24,802)	18,471

Total operating revenues	1,858,808	1,249,512	6,130,410	3,633,213

COSTS AND EXPENSES:
Purchases of natural gas and petroleum products	1,334,511	861,196	4,596,428	2,558,182
Purchases of natural gas and petroleum products-affiliates	205,208	125,085	597,953	335,744
Operating and maintenance	112,050	110,453	333,009	320,815
Depreciation and amortization	74,797	71,104	226,875	211,691
General and administrative	36,006	40,367	102,715	110,426
General and administrative-affiliates	6,189	4,949	19,238	13,160
Other	(286)	(1,500)	(444)	5,595

Total costs and expenses	1,768,475	1,211,654	5,875,774	3,555,613

OPERATING INCOME	90,333	37,858	254,636	77,600
EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	12,381	12,566	36,251	26,472
INTEREST EXPENSE, NET	44,803	37,649	129,300	123,253

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	57,911	12,775	161,587	(19,181)
INCOME TAX EXPENSE	2,369	1,061	4,421	6,675

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	55,542	11,714	157,166	(25,856)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS	—	326	32,357	(448)
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	—	—	(22,802)	—

NET INCOME (LOSS)	55,542	12,040	166,721	(26,304)
DIVIDENDS ON PREFERRED MEMBERS’ INTEREST	—	6,703	9,500	20,953

EARNINGS (DEFICIT) AVAILABLE FOR MEMBERS’ INTEREST	$55,542	$5,337	$157,221	$(47,257)

See Notes to Consolidated Financial Statements.

DUKE ENERGY FIELD SERVICES, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

NET INCOME (LOSS)	$55,542	$12,040	$166,721	$(26,304)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	326	(17,641)	45,385	(6,534)
Net unrealized losses on cash flow hedges	(4,775)	(41,640)	(66,016)	(103,079)
Reclassification of (gains) losses from cash flow hedges into earnings	25,058	9,017	91,284	(6,975)

Total other comprehensive income (loss)	20,609	(50,264)	70,653	(116,588)

TOTAL COMPREHENSIVE INCOME (LOSS)	$76,151	$(38,224)	$237,374	$(142,892)

See Notes to Consolidated Financial Statements.

DUKE ENERGY FIELD SERVICES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$166,721	$(26,304)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on discontinued operations	(32,357)	448
Cumulative effect of changes in accounting principles	22,802	—
Depreciation and amortization	226,875	211,691
Deferred income taxes	1,090	1,968
Equity in earnings of unconsolidated affiliates	(36,251)	(26,472)
Other, net	8,136	(707)
Change in operating assets and liabilities which provided (used) cash:
Accounts receivable	(78,383)	(62,824)
Accounts receivable-affiliates	130,220	145,375
Inventories	20,002	(12,962)
Net unrealized loss (gain) on mark-to-market and hedging transactions	(35,027)	59,479
Other current assets	(11,603)	4,456
Other noncurrent assets	(3,574)	(4,486)
Accounts payable	(2,838)	(26,865)
Accounts payable-affiliates	(17,416)	(10,992)
Accrued interest payable	(28,597)	(32,984)
Other current liabilities	15,878	31,055
Other long term liabilities	8,087	11,264

Net cash provided by continuing operations	353,765	261,140
Net cash provided by discontinued operations	8,619	6,240

Net cash provided by operating activities	362,384	267,380

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(98,038)	(235,764)
Investment expenditures, net of cash acquired	(534)	2,646
Investment distributions	46,727	38,328
Contributions to minority interests, net	(956)	—
Proceeds from sales of discontinued operations	90,173	—
Proceeds from sales of assets	20,087	12,420

Net cash provided by (used in) continuing operations	57,459	(182,370)
Net cash used in discontinued operations	(2,946)	(2,614)

Net cash provided by (used in) investing activities	54,513	(184,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to members	(34)	(63,164)
Redemption of preferred members’ interest (debt)	(125,000)	(100,000)
Debt issue costs	—	(1,209)
Short term debt, net	(215,094)	103,023
Payment of debt	(550)	(448)
Payment of dividends	(9,500)	(14,250)

Net cash used in continuing operations	(350,178)	(76,048)
Net cash used in discontinued operations	—	—

Net cash used in financing activities	(350,178)	(76,048)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(1,126)	(6,534)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65,593	(186)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,783	4,906

CASH AND CASH EQUIVALENTS, END OF PERIOD	$90,376	$4,720

Cash paid for interest (net of amounts capitalized)	$152,720	$156,999

See Notes to Consolidated Financial Statements.

DUKE ENERGY FIELD SERVICES, LLC
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	September 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$90,376	$24,783
Accounts receivable:
Customers, net	687,029	595,445
Affiliates	29,027	159,587
Other	38,643	50,466
Inventories	43,357	86,559
Unrealized gains on mark-to-market and hedging transactions	97,522	158,891
Other	18,545	6,713

Total current assets	1,004,499	1,082,444

PROPERTY, PLANT AND EQUIPMENT, NET	4,493,395	4,642,204
INVESTMENT IN AFFILIATES	112,798	128,947
INTANGIBLE ASSETS:
Natural gas liquids sales and purchases contracts, net	83,112	84,304
Goodwill, net	444,270	435,115

Total intangible assets	527,382	519,419

UNREALIZED GAINS ON MARK-TO-MARKET AND HEDGING TRANSACTIONS	31,430	21,685
OTHER NONCURRENT ASSETS	103,996	89,504

TOTAL ASSETS	$6,273,500	$6,484,203

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable:
Trade	$686,700	$680,536
Affiliates	4,522	21,938
Other	36,784	45,786
Short term debt	5,360	215,094
Unrealized losses on mark-to-market and hedging transactions	117,725	245,469
Accrued interest payable	30,704	59,294
Accrued taxes	31,239	31,059
Other	96,736	89,427

Total current liabilities	1,009,770	1,388,603

DEFERRED INCOME TAXES	14,829	11,740
LONG TERM DEBT	2,340,282	2,255,508
UNREALIZED LOSSES ON MARK-TO-MARKET AND HEDGING TRANSACTIONS	27,643	15,336
OTHER LONG TERM LIABILITIES	81,126	37,633
MINORITY INTERESTS	121,447	124,820
PREFERRED MEMBERS’ INTEREST	—	200,000
COMMITMENTS AND CONTINGENT LIABILITIES
MEMBERS’ EQUITY:
Members’ interest	1,709,290	1,709,290
Retained earnings	963,306	806,119
Accumulated other comprehensive income (loss)	5,807	(64,846)

Total members’ equity	2,678,403	2,450,563

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$6,273,500	$6,484,203

See Notes to Consolidated Financial Statements.

DUKE ENERGY FIELD SERVICES, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

      Duke Energy Field Services, LLC (with its consolidated subsidiaries, the “Company” or “Field Services LLC”) operates in the two principal segments of the midstream natural gas industry of (1) natural gas gathering, compression, treatment, processing, transportation, trading and marketing and storage; and (2) natural gas liquids (“NGLs”), fractionation, transportation, and trading and marketing. Duke Energy Corporation (“Duke Energy”) owns 69.7% of the Company’s outstanding member interests and ConocoPhillips owns the remaining 30.3%.

2. Summary of Significant Accounting Policies

      Consolidation — The Consolidated Financial Statements include the accounts of the Company and all majority-owned subsidiaries, after eliminating significant intercompany transactions and balances. Investments in 20% to 50% owned affiliates are accounted for using the equity method. Investments greater than 50% are consolidated unless the Company does not have the ability to exercise control, in which case, they are accounted for using the equity method.

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

      Inventories — Inventories consist primarily of materials and supplies and natural gas and NGLs held in storage for transmission, marketing and sales commitments. Inventories are recorded at the lower of cost or market value using the average cost method. Historically, since January 2001, natural gas storage arbitrage inventories were marked-to-market. However, effective January 1, 2003, in accordance with the Financial Accounting Standard Board’s (“FASB”) Emerging Issues Task Force’s (“EITF”) rescission of Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” all gas storage inventory is now recorded at the lower of cost or market using the average cost method (see “New Accounting Standards” below).

      Accounting for Hedges and Commodity Trading and Marketing Activities — All derivatives not qualifying for the normal purchases and sales exception under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, are recorded in the Consolidated Balance Sheets at their fair value as Unrealized Gains or Unrealized Losses on Mark-to-Market and Hedging Transactions. Prior to the implementation of the remaining provisions of EITF Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and for Contracts Involved in Energy Trading and Risk Management Activities,” on January 1, 2003, certain non-derivative energy trading contracts were also recorded on the Consolidated Balance Sheets at their fair value as Unrealized Gains or Unrealized Losses on Mark-to-Market and Hedging Transactions. See the Cumulative Effect of Changes in Accounting Principles section below for further discussion of the implementation of the provisions of EITF Issue No. 02-03.

      Effective January 1, 2003, in connection with the implementation of the remaining provisions of EITF Issue No. 02-03, the Company designates each energy commodity derivative as either trading or non-trading. Certain non-trading derivatives are further designated as either a hedge of a forecasted transaction or future cash flow (cash flow hedge), a hedge of a recognized asset, liability or firm commitment (fair value hedge), or a normal purchase or sale contract, while certain non-trading derivatives remain undesignated.

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

      Commodity Cash Flow Hedges — The fair value of a derivative designated and qualified as a cash flow hedge is recorded in the Consolidated Balance Sheets as Unrealized Gains or Unrealized Losses on Mark-to-Market and Hedging Transactions. The effective portion of the change in fair value of a derivative designated and qualified as a cash flow hedge is included in the Consolidated Balance Sheets as Accumulated Other Comprehensive Income (Loss) (“AOCI”) until earnings are affected by the hedged item. Settlement amounts of cash flow hedges are removed from AOCI and recorded in the Consolidated Statements of Operations in the same accounts as the item being hedged. The Company discontinues hedge accounting prospectively when it is determined that the derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged transaction will occur. When hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, the derivative continues to be carried on the Consolidated Balance Sheets at its fair value, with subsequent changes in its fair value recognized in current period earnings. Gains and losses related to discontinued hedges that were previously accumulated in AOCI will remain in AOCI until earnings are affected by the hedged item, unless it is no longer probable that the hedged transaction will occur, in which case, the gains and losses that were accumulated in AOCI will be immediately recognized in current period earnings.

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

      Interest Rate Fair Value Hedges — The Company periodically enters into interest rate swaps to convert some of its fixed-rate long term debt to floating-rate long term debt. Hedged items in fair value hedges are marked-to-market with the respective derivative instruments. Accordingly, the Company’s hedged fixed-rate debt is carried at fair value. The terms of the outstanding swaps match those of the associated debt which permits the assumption of no ineffectiveness, as defined by SFAS No. 133. As such, for the life of the swaps, no ineffectiveness will be recognized.

      Income Taxes - The Company follows the asset and liability method of accounting for income taxes. The Company is a limited liability company, which is a pass-through entity for United States income tax purposes. Income tax expense represents federal, state and foreign taxes associated with tax-paying subsidiaries.

      The Company is required to make quarterly distributions to Duke Energy and ConocoPhillips based on allocated taxable income. The distributions are based on the highest taxable income allocated to either member, with the other member receiving a proportionate amount to maintain the ownership capital accounts at 69.7% for Duke Energy and 30.3% for ConocoPhillips.

      Stock-Based Compensation - Under Duke Energy’s 1998 Long Term Incentive Plan, stock options for Duke Energy’s common stock may be granted to the Company’s key employees. The Company accounts for stock-based compensation using the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25).” Since the exercise price for all options granted under those plans was equal to the market value of the underlying common stock on the date of grant, no compensation cost is recognized in the accompanying Consolidated Statements of Operations. Restricted stock grants, phantom stock awards and stock-based performance awards are recorded over the required vesting period as compensation cost, based on the market value on the date of grant. The following disclosures reflect the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.”

      The following table shows what earnings available for members’ interest would have been if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all stock-based compensation awards.

Pro Forma Stock-Based Compensation	Three months ended		Nine month ended
(in thousands)	September 30,		September 30,

	2003	2002	2003	2002

Earnings (Deficit) available for members’ interest, as reported	$55,542	$5,337	$157,221	$(47,257)
Add: stock-based compensation expense included in reported net income (loss)	80	277	717	892
Deduct: total stock-based compensation expense determined under fair value-based method for all awards	(1,245)	(1,784)	(4,485)	(5,541)

Pro forma earnings (deficit) available for members’ interest	$54,377	$3,830	$153,453	$(51,906)

      Accumulated Other Comprehensive Income (Loss) — The components of and changes in accumulated other comprehensive income (loss) are as follows:

		Net	Accumulated
Accumulated Other Comprehensive	Foreign	Unrealized	Other
Income (Loss)	Currency	(Losses) Gains on	Comprehensive
(in thousands)	Adjustments	Cash Flow Hedges	(Loss) Income

Balance as of December 31, 2002	$(6,728)	$(58,118)	$(64,846)
Other comprehensive income changes during the period	45,385	25,268	70,653

Balance as of September 30, 2003	$38,657	$(32,850)	$5,807

      Cumulative Effect of Changes in Accounting Principles - The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. In accordance with the transition provisions of SFAS No. 143, the Company recorded asset retirement liabilities and a cumulative-effect adjustment of $17.4 million as a reduction in earnings. In addition, in accordance with the EITF’s October 2002 consensus on Issue No. 02-03, on January 1, 2003, the Company decreased its inventories from fair value to historical cost and recorded a $5.4 million cumulative-effect adjustment as a reduction in earnings.

      New Accounting Standards - In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments that could previously be accounted for as equity, be classified as liabilities in the consolidated balance sheets and initially recorded at fair value. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about the nature and terms of the financial instruments and about alternative ways of settling the instruments. The provisions of SFAS No. 150 are effective for all financial instruments entered into or modified after May 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Upon adoption on July 1, 2003, the Company reclassified its preferred members’ interest, which are mandatorily redeemable, of $200.0 million from mezzanine equity to long term debt and prospectively classified accrued or paid distributions on these securities, which had previously been classified as dividends, as interest expense. Interest expense for the three months ended September 30, 2003 on these securities was approximately $4.4 million. During the third quarter of 2003, the Company redeemed $125.0 million of these securities in cash and the current outstanding balance at September 30, 2003 was $75.0 million.

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

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires an entity to consolidate a variable interest entity if it is the primary beneficiary of the variable interest entity’s activities. The primary beneficiary is the party that absorbs a majority of the expected losses and/or receives a majority of the expected residual returns of the variable interest entity’s activities. FIN 46 is immediately applicable to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, FIN 46 is required to be applied by the first fiscal year or interim period beginning after December 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 also requires certain disclosures of an entity’s relationship with variable interest entities. The Company has not identified any material variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003 and continues to assess the existence of any interests in variable interest entities created on or prior to January 31, 2003. The Company currently anticipates certain entities, previously accounted for under the equity method of accounting, will be consolidated under the provisions of FIN 46 as of December 31, 2003. These entities, which are substantive operating entities, have total assets of approximately $94.2 million at September 30, 2003 and total revenues of approximately $32.2 million for the nine months ended September 30, 2003. The Company’s maximum exposure to loss as a result of its involvement with these entities is approximately $84.2 million at September 30, 2003. The Company continues to assess FIN 46 but does not anticipate that it will have a material impact on its consolidated results of operations, cash flows or financial position. The FASB continues to interpret the provisions of FIN 46 and has issued an exposure draft to amend certain provisions of FIN 46 which is expected to become effective in the fourth quarter of 2003. Until such interpretations and amendments are finalized, the Company is not able to conclude as to whether such future changes would be likely to materially affect its consolidated results of operations, cash flows or financial position.

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

      In October 2002, the EITF also reached a consensus on Issue No. 02-03 that, effective for periods beginning after December 15, 2002, all gains and losses on all derivative instruments held for trading purposes should be shown on a net basis in the income statement. Gains and losses on non-derivative energy trading contracts should similarly be presented on a gross or net basis in connection with the guidance in Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Upon application of this presentation, comparative financial statements for prior periods are required to be reclassified to conform to the consensus other than for energy trading contracts that were shown on a net basis under Issue No. 98-10. Accordingly, for the three and nine months ended September 30, 2003, derivative instruments that are held for trading and marketing purposes and are accounted for under mark-to-market accounting are included in Trading and Marketing Net Margin on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2002, Trading and Marketing Net Margin also includes the net margin on non-derivative energy trading contracts (primarily gas storage inventories and the related physical purchases and sales) that no longer qualify for net presentation after the rescission of Issue No. 98-10. The new gross versus net revenue presentation requirements had no impact on operating income or net income.

      In July 2003, the EITF reached consensus in EITF Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes,” that determining whether realized gains and losses on derivative contracts not held for trading purposes should be reported on a net or gross basis is a matter of judgment that depends on the relevant facts and circumstances. In analyzing the facts and circumstances, EITF Issue No. 99-19 and Opinion No. 29, “Accounting for Nonmonetary Transactions,” should be considered. EITF Issue No. 03-11 is effective for transactions or arrangements entered into after September 30, 2003. The Company does not anticipate that the adoption of EITF Issue No. 03-11 will have a material effect on its consolidated results of operations, cash flows or financial position.

      On June 25, 2003, the FASB cleared the guidance contained in DIG Issue C20, “Scope Exceptions: Interpretation of the Meaning of ‘Not Clearly and Closely Related’ in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature.” DIG Issue C20, which applies only to the guidance in paragraph 10(b) of FASB No. 133 and not in reference to embedded derivatives, describes three circumstances in which the underlying in a price adjustment incorporated into a contract that otherwise satisfies the requirements for the normal purchases and normal sales exception would be considered to be “not clearly and closely related to the asset being sold or purchased.” The guidance in DIG Issue C20 is effective for the Company on October 1, 2003. The Company does not anticipate that this Issue will have a material impact on its consolidated results of operations, cash flows or financial position.

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

      In May 2003, the EITF reached consensus in EITF Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease,” to clarify the requirements of identifying whether an arrangement should be accounted for as a lease at its inception. The guidance in the consensus is designed to mandate reporting revenue as rental or leasing income that otherwise would be reported as part of product sales or service revenue. EITF Issue No. 01-08 requires both parties to an arrangement to determine whether a service contract or similar arrangement is or includes a lease within the scope of SFAS No. 13, “Accounting for Leases.” The consensus is to be applied prospectively to arrangements agreed to, modified, or acquired in business combinations in fiscal periods beginning on July 1, 2003. The Company does not anticipate that the adoption of EITF Issue No. 01-08 will have a material effect on its consolidated results of operations, cash flows or financial position.

      Reclassifications - Certain prior period amounts have been reclassified in the Consolidated Financial Statements and notes thereto to conform to the current presentation.

3. Derivative Instruments, Hedging Activities, Credit and Risk

      Commodity price risk - The Company’s principal operations of gathering, processing, transportation, trading and marketing, and storage of natural gas, and the accompanying operations of fractionation, transportation, and trading and marketing of NGLs create commodity price risk exposure due to market fluctuations in commodity prices, primarily with respect to the prices of NGLs, natural gas and crude oil. As an owner and operator of natural gas processing and other midstream assets, the Company has an inherent exposure to market variables and commodity price risk. The amount and type of price risk is dependent on the underlying natural gas contracts entered into to purchase and process raw gas. Risk is also dependent on the types and mechanisms for sales of natural gas and NGLs products produced, processed, transported or stored.

      Energy trading (market) risk - Certain of the Company’s subsidiaries are engaged in the business of trading energy related products and services including managing purchase and sales portfolios, storage contracts and facilities, and transportation commitments for products. These energy trading operations are exposed to market variables and commodity price risk with respect to these products and services, and may enter into physical contracts and financial instruments with the objective of realizing a positive margin from the purchase and sale of commodity-based instruments.

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

      Commodity cash flow hedges — The Company uses cash flow hedges, as specifically defined by SFAS No. 133, to reduce the potential negative impact that commodity price changes could have on the Company’s earnings, and its ability to adequately plan for cash needed for debt service, dividends, capital expenditures and tax distributions. The Company’s primary corporate hedging goals include maintaining minimum cash flows to fund debt service, dividends, production replacement capital, maintenance projects and tax distributions; and retaining a high percentage of potential upside relating to price increases of NGLs.

      The Company uses natural gas, crude oil and NGLs swaps and options to hedge the impact of market fluctuations in the prices of NGLs, natural gas and other energy-related products. For the nine months ended September 30, 2003, the Company recognized a net loss of $86.3 million, of which a $5.0 million gain represented the total ineffectiveness of all cash flow hedges and a $91.3 million loss represented the total derivative settlements. No derivative gains or losses were reclassified from AOCI to current period earnings as a result of the discontinuance of cash flow hedges related to any forecasted transactions that are not probable of occurring.

      Gains and losses on derivative contracts that are reclassified from AOCI to current period earnings are included in the line item in which the hedged item is recorded. As of September 30, 2003, $31.7 million of the deferred net losses on derivative instruments in AOCI are expected to be reclassified into earnings during the next 12 months as the hedge transactions occur; however, due to the volatility of the commodities markets, the corresponding value in AOCI is subject to change prior to its reclassification into earnings. The maximum term over which the Company is hedging its exposure to the variability of future cash flows is three years.

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

      For the nine months ended September 30, 2003, the gains or losses representing the ineffective portion of the Company’s fair value hedges were not significant. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. The Company did not have any firm commitments that no longer qualified as fair value hedge items and therefore, did not recognize an associated gain or loss.

      Interest rate fair value hedges — In October 2001, the Company entered into an interest rate swap to convert the fixed interest rate of $250.0 million of debt securities that were issued in August 2000 to floating rate debt. The interest rate fair value hedge is at a floating rate based on a six-month London Interbank Offered Rate (“LIBOR”), which is re-priced semiannually through 2005. In August 2003, the Company entered into two additional interest rate swaps to convert the fixed interest rate of $100.0 million of debt securities issued on August 16, 2000 to floating rate debt. These interest rate fair value hedges are also at a floating rate based on six-month LIBOR, which is re-priced semiannually through 2030. The swaps meet conditions which permit the assumption of no ineffectiveness, as defined by SFAS No. 133. As such, for the life of the swaps no ineffectiveness will be recognized. As of September 30, 2003, the fair value of the interest rate swaps of $17.8 million was included in the Consolidated Balance Sheets as Unrealized Gains or Losses on Trading and Hedging Transactions with an offset to the underlying debt included in Long Term Debt.

      Commodity Derivatives — Trading and Marketing — The trading and marketing of energy related products and services exposes the Company to the fluctuations in the market values of traded and marketed instruments. The Company manages its traded and marketed instrument portfolios with strict policies which limit exposure to market risk and require daily reporting to management of potential financial exposure. These policies include statistical risk tolerance limits using historical price movements to calculate a daily value at risk measurement.

4. Asset Retirement Obligations

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. The Company’s asset retirement obligations relate primarily to the retirement of various gathering pipelines and processing facilities, obligations related to right-of-way easement agreements and contractual leases for land use.

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

      The Company identified various assets as having an indeterminate life in accordance with SFAS No. 143, which do not trigger a requirement to establish a fair value for future retirement obligations associated with such assets. These assets include certain pipelines, gathering systems and processing facilities. A liability for these asset retirement obligations will be recorded if and when a future retirement obligation is identified.

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

      The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The following table rolls forward the asset retirement obligation from the balance at December 31, 2002 to September 30, 2003.

Reconciliation of Asset Retirement Obligation (in thousands)

Balance as of January 1, 2003	$42,549
Accretion expense	2,581
Other	(703)

Balance as of September 30, 2003	$44,427

5. Financing

      Credit Facility with Financial Institutions — On March 28, 2003, the Company entered into a new credit facility (the “Facility”). The Facility replaces the credit facility that matured on March 28, 2003. The Facility is used to support the Company’s commercial paper program and for working capital and other general corporate purposes. The Facility matures on March 26, 2004; however, any outstanding loans under the Facility at maturity may, at the Company’s option, be converted to a one-year term loan. The Facility is a $350.0 million revolving credit facility, of which $100.0 million can be used for letters of credit. The Facility requires the Company to maintain at all times a debt to total capitalization ratio of less than or equal to 53%; and maintain at the end of each fiscal quarter an interest coverage ratio (defined to be the ratio of adjusted EBITDA, as defined by the Facility, for the four most recent quarters to interest expense for the same period) of at least 2.5 to 1 (adjusted EBITDA, as defined by the Facility, is defined to be earnings before interest, taxes and depreciation and amortization and other adjustments); and contains various restrictions applicable to dividends and other payments to the Company’s members. The Facility bears interest at a rate equal to, at the Company’s option and based on the Company’s current debt rating, either (1) LIBOR plus 1.25% per year or (2) the higher of (a) the JP Morgan Chase Bank prime rate plus 0.25% per year and (b) the Federal Funds rate plus 0.75% per year. At September 30, 2003, there were no borrowings or letters of credit drawn against the Facility.

      On March 28, 2003, the Company also entered into a $100.0 million funded short-term loan with a bank (the “Short-Term Loan”). The Short-Term Loan was used for working capital and other general corporate purposes. The Short-Term Loan matured on September 30, 2003, and was able to be repaid at any time prior to that date. The Short-Term Loan had the same financial covenants as the Facility and bore interest at a rate equal to, at the Company’s option, either (1) LIBOR plus 1.35% per year or (2) the higher of (a) the bank’s prime rate and (b) the Federal Funds rate plus 0.50% per year. During the three months ended September 30, 2003, the Company repaid the entire Short-Term Loan with funds generated from asset sales and operations.

      On November 3, 2003, subsequent to the end of the third quarter, the Company executed a $32.0 million irrevocable standby letter of credit expiring on May 15, 2004 to be used to secure transaction exposure with a counterparty.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments that could previously be accounted for as equity, be classified as liabilities in the balance sheets and initially recorded at fair value. Upon adoption on July 1, 2003, the Company reclassified its preferred members’ interest of $200.0 million from mezzanine equity to long term debt. These mandatorily redeemable securities pay a cumulative preferential distribution of 9.5% per annum which are mandatorily payable semi-annually, unless deferred. These securities must be redeemed in cash no later than August 2030 or upon the Company’s consummation of an initial public offering of equity securities. During the third quarter of 2003, the Company redeemed $125.0 million of these securities and the outstanding balance at September 30, 2003 is $75.0 million. Beginning on July 1, 2003, accrued or paid distributions previously classified as dividends on these securities are prospectively classified as interest expense. Interest expense for the three months ended September 30, 2003 on these securities was approximately $4.4 million.

6. Commitments and Contingent Liabilities

      The midstream industry has seen a number of class action lawsuits involving royalty disputes, mismeasurement and mispayment allegations. Although the industry has seen these types of cases before, they were typically brought by a single plaintiff or small group of plaintiffs. A number of these cases are now being brought as class actions. The Company and its subsidiaries are currently named as defendants in some of these cases. Management believes the Company and its subsidiaries have meritorious defenses to these cases, and therefore will continue to defend them vigorously. However, these class actions can be costly and time consuming to defend. Management believes that the final disposition of these proceedings will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

7. Business Segments

      The Company operates in two principal business segments as follows: (1) natural gas gathering, compression, treatment, processing, transportation, trading and marketing, and storage (“Natural Gas Segment”), and (2) NGLs fractionation, transportation, and trading and marketing (“NGLs Segment”). These segments are monitored separately by management for performance against its internal forecast and are consistent with the Company’s internal financial reporting. These segments have been identified based on the differing products and services, regulatory environment and the expertise required for these operations. The following table includes the components of the performance measures used by management to monitor the business of each segment. The accounting policies for the segments are the same as those described in Note 2. Foreign operations are not material and are not separately identified.

      The following table sets forth the Company’s segment information.

	Three		Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(in thousands)

Operating revenues (a):
Natural Gas, including trading and marketing net margin	$1,971,018	$1,252,882	$6,324,923	$3,614,074
NGLs, including trading and marketing net margin	440,462	350,987	1,392,567	990,199
Intersegment (b)	(552,672)	(354,357)	(1,587,080)	(971,060)

Total operating revenues	$1,858,808	$1,249,512	$6,130,410	$3,633,213

Margin:
Natural Gas, including trading and marketing net margin	$306,569	$247,242	$899,335	$696,629
NGLs, including trading and marketing net margin	12,520	15,989	36,694	42,658

Total margin	$319,089	$263,231	$936,029	$739,287

Other operating and administrative costs:
Natural Gas	$116,933	$111,702	$333,414	$324,384
NGLs	2,043	2,408	6,363	7,183
Corporate	34,983	40,159	114,741	118,429

Total other operating costs	$153,959	$154,269	$454,518	$449,996

Depreciation and amortization:
Natural Gas	$62,984	$63,845	$199,722	$194,860
NGLs	2,529	1,923	9,206	7,546
Corporate	9,284	5,336	17,947	9,285

Total depreciation and amortization	$74,797	$71,104	$226,875	$211,691

Equity in earnings of unconsolidated affiliates:
Natural Gas	$12,055	$12,004	$36,310	$24,523
NGLs	326	562	(59)	1,949

Total equity in earnings of unconsolidated affiliates	$12,381	$12,566	$36,251	$26,472

Total corporate interest expense	$44,803	$37,649	$129,300	$123,253

Income (loss) from continuing operations before income taxes:
Natural Gas	$138,707	$83,699	$402,509	$201,908
NGLs	8,274	12,220	21,066	29,878
Corporate	(89,070)	(83,144)	(261,988)	(250,967)

Total income (loss) from continuing operations before income taxes	$57,911	$12,775	$161,587	$(19,181)

Capital expenditures:
Natural Gas	$27,794	$66,574	$93,215	$216,000
NGLs	424	1,270	476	8,166
Corporate	2,170	2,717	4,347	11,598

Total capital expenditures	$30,388	$70,561	$98,038	$235,764

	As of

	September 30,	December 31,
	2003	2002

	(in thousands)
Total assets:
Natural Gas	$5,049,540	$5,136,967
NGLs	252,797	293,398
Corporate (c)	971,163	1,053,838

Total assets	$6,273,500	$6,484,203

(a)	As a result of the Company’s review of its segment information, the Company has reclassified certain operating revenues from the NGLs Segment to the Natural Gas Segment and Intersegment for the three and nine months ended September 30, 2002. These reclassifications had no effect on segment margin. For the three months ended September 30, 2002, these reclassifications resulted in an increase to the Natural Gas Segment revenues of approximately $152.8 million, an increase to the NGLs Segment revenues of approximately $24.5 million and a decrease to Intersegment revenues of approximately $177.3 million. For the nine months ended September 30, 2002, these reclassifications resulted in an increase to the Natural Gas Segment revenues of approximately $489.7 million, a decrease to the NGLs Segment revenues of approximately $362.4 million and a decrease to Intersegment revenues of approximately $127.3 million.

(b)	Intersegment sales represent sales of NGLs from the Natural Gas Segment to the NGLs Segment at either index prices or weighted-average prices of NGLs. Both measures of intersegment sales are effectively based on current economic market conditions.

(c)	Includes items such as unallocated working capital, intercompany accounts and intangible and other assets.

8. Guarantor’s Obligations Under Guarantees

      At September 30, 2003, the Company was the guarantor of approximately $91.0 million of debt associated with non-consolidated entities, of which $84.6 million is related to our 33.33% ownership interest in Discovery Producer Services, LLC (“Discovery”), and $6.4 million is related to our 50.0% ownership interest in GPM Gas Gathering, LLC (“GGG”). The guaranteed debt related to Discovery is due December 31, 2003, and is expected to be either refinanced or repaid. The guaranteed debt related to GGG is scheduled to be repaid in full by January 31, 2004. In the event that the unconsolidated subsidiaries default on the debt payments, the Company would be required to pay the debt. Assets of the unconsolidated subsidiaries are pledged as collateral for the debt. At September 30, 2003, the Company had no liability recorded for the guarantees of the debt associated with the unconsolidated subsidiaries.

      The Company periodically enters into agreements for the acquisition or divestiture of assets. These agreements contain indemnification provisions that may provide indemnity for environmental, tax, employment, outstanding litigation, breaches of representations, warranties and covenants, or other liabilities related to the assets being acquired or divested. Typically, claims may be made by third parties under these indemnification agreements for various periods of time depending on the nature of the claim. The effective periods on these indemnification provisions generally have terms of one to five years, although some are longer. The Company’s maximum potential exposure under these indemnification agreements can range depending on the nature of the claim and the particular transaction. The Company is unable to estimate the total maximum potential amount of future payments under indemnification agreements due to several factors, including uncertainty as to whether claims will be made under these indemnities. At September 30, 2003, the Company had a liability of approximately $1.3 million recorded for these outstanding indemnification provisions.

9. Accounting Adjustments

      During 2002, the Company completed a comprehensive account reconciliation project to review and analyze its balance sheet accounts. This account reconciliation project identified the following five categories where account adjustments were necessary: operating expense accruals; gas inventory adjustments; gas imbalances; joint venture and investment accounting; and other balance sheet accounts. As a result of this account reconciliation project, the Company recorded numerous adjustments in 2002. For the three and nine months ended September 30, 2002, adjustments totaling approximately $18 million and $47 million may be related to corrections of accounting errors in prior periods. However, management has determined that the charges related to error corrections are immaterial both individually and in the aggregate on both a quantitative and qualitative basis to the trends in the financial statements for the periods presented, the prior periods affected and to a fair presentation of the Company’s financial statements. In addition, numerous items identified in the account reconciliation project resulted from system conversions and otherwise unsupportable balance sheet amounts. Due to the nature of certain of these account reconciliation adjustments, it would be impractical to determine what periods such adjustments relate to. Accordingly, the corrections were made in the first nine months 2002 financial statements.

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

      The following table sets forth selected financial information associated with these assets accounted for as discontinued operations.

	Three		Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands)
Revenues	$—	$49,286	$160,096	$134,731
Operating income (loss)	$—	$326	$6,150	$(448)
Gain on sale	—	—	26,207	—

Gain (loss) from discontinued operations	$—	$326	$32,357	$(448)

      In July 2003, the Company entered into an agreement to sell approximately 900 vehicles for approximately $14 million. This is a sale-leaseback transaction whereby the Company sold the vehicles but will lease them back over a one-year lease term. The lease expires in July 2004, with subsequent annual extensions exercisable at the Company’s option. The future minimum lease payments under the lease are approximately $15 million. The Company does not have an option to purchase the leased vehicles at the end of the minimum lease term. As the proceeds from the sale of the vehicles were equal to the net book value of the vehicles, no gain or loss was recognized.

      In August 2003, the Company entered into a purchase and sale agreement to sell certain gas gathering and processing plant assets in West Texas to a third party purchaser for a sales price of approximately $62 million. The transaction was to be closed on September 30, 2003; however, the purchaser was unable to meet the conditions of closing. In October 2003, subsequent to the end of the third quarter, the Company entered into a new purchase and sale agreement for the sale of these assets to a party related to the original third party purchaser for a sales price of approximately $62 million. The transaction is scheduled to close in December 2003 with no significant book gain or loss.

11. Subsequent Events

      On October 30, 2003, the Company communicated a voluntary and involuntary severance program to its employees which is effective November 3, 2003 and will be substantially completed by December 31, 2003. The Company anticipates a reduction of approximately 6% of the Company’s total workforce and will incur a total charge of approximately $5 million to $10 million in the fourth quarter of 2003 related to this program.

      For information on subsequent events related to financing matters, see Note 5, Financing, and related to asset sales, see Note 10, Asset Sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion details the material factors that affected our historical financial condition and results of operations during the three and nine months ended September 30, 2003 and 2002. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report.

Overview

      We operate in the two principal business segments of the midstream natural gas industry:

•	natural gas gathering, processing, transportation and storage, from which we generate revenues primarily by providing services such as compression, gathering, treating, processing, transportation of residue gas, storage, and trading and marketing (the “Natural Gas Segment”). In the first nine months of 2003, approximately 82% of our operating revenues prior to intersegment revenue elimination and approximately 96% of our gross margin were derived from this segment.

•	NGLs fractionation, transportation, and trading and marketing, from which we generate revenues from transportation fees, market center fractionation and the trading and marketing of NGLs (the “NGLs Segment”). In the first nine months of 2003, approximately 18% of our operating revenues prior to intersegment revenue elimination and approximately 4% of our gross margin were derived from this segment.

      Our limited liability company agreement limits the scope of our business to the midstream industry in the United States and Canada, the marketing of NGLs in Mexico and the transportation, marketing and storage of other petroleum products, unless otherwise approved by our board of directors. This limitation in scope is not currently expected to materially impact the results of our operations.

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

      During the first nine months of 2003, approximately 75% of our gross margin was generated by commodity sensitive processing arrangements and approximately 25% of our gross margin was generated by fee-based arrangements and trading and marketing activities. We actively manage our commodity exposure as discussed below.

      The midstream industry is cyclical, with the operating results of companies in the industry significantly affected by the prevailing price of NGLs, which in turn has historically been generally correlated to the price of crude oil. Although the prevailing price of natural gas has less short term significance to our operating results than the price of NGLs, in the long term, the growth of our business depends on natural gas prices being at levels sufficient to provide incentives and capital for producers to increase natural gas exploration and production. In the past, the prices of NGLs and natural gas have been extremely volatile.

      We generally expect NGLs prices to follow changes in crude oil prices over the long term, which we believe will in large part be determined by the level of production from major crude oil exporting countries and by the demand generated by growth in the world economy. However, the relationship or correlation between crude oil prices and NGLs prices declined significantly during 2001 and 2002. In late 2002, this relationship strengthened and remained near historical trend levels during the first nine months of 2003.

      We believe that future natural gas prices will be influenced by supply deliverability, the severity of weather and the level of economic growth in the United States. The price increases in crude oil, NGLs and natural gas experienced during 2000 and first half of 2001 spurred increased natural gas drilling activity. However, a decline in commodity prices in late 2001, continuing into 2002, negatively affected drilling activity. The average number of active natural gas rigs drilling in the United States increased to 931 during the third quarter of 2003 from 724 during the third quarter of 2002. This increase is mainly attributable to recent significant increases in natural gas prices which could result in sustained increases in drilling activity during 2003. However, energy market uncertainty could negatively impact North American drilling activity in the short term. Lower drilling levels over a sustained period would have a negative effect on natural gas volumes gathered and processed.

      To better address the risks associated with volatile commodity prices, we employ a comprehensive commodity price risk management program. We closely monitor the risks associated with these commodity price changes on our future operations and, where appropriate, use various commodity instruments such as natural gas, crude oil and NGLs contracts to hedge the value of our assets and operations from such price risks. See “Item 3. Quantitative and Qualitative Disclosure About Market Risk.” Our third quarter 2003 and 2002 results of operations include a hedging loss of $23.1 million and $5.0 million, respectively. During the first nine months of 2003 and 2002 our hedging activities resulted in a loss of $86.3 million and a loss of $5.9 million, respectively. The hedging losses incurred relate to hedges placed during periods of lower prices.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(in thousands)
Operating revenues:
Sales of natural gas and petroleum products	$1,781,939	$1,178,911	$5,958,401	$3,431,510
Transportation, storage and processing	68,880	62,958	196,811	183,232
Trading and marketing net margin	7,989	7,643	(24,802)	18,471

Total operating revenues	1,858,808	1,249,512	6,130,410	3,633,213
Purchases of natural gas and petroleum products	1,539,719	986,281	5,194,381	2,893,926

Gross margin (a)	319,089	263,231	936,029	739,287
Cost and expenses	228,756	225,373	681,393	661,687
Equity in earnings of unconsolidated affiliates	12,381	12,566	36,251	26,472
Gain (loss) from discontinued operations	—	326	32,357	(448)
Cumulative effect of changes in accounting principles	—	—	(22,802)	—

EBIT (b)	102,714	50,750	300,442	103,624
Interest expense, net	44,803	37,649	129,300	123,253
Income tax expense	2,369	1,061	4,421	6,675

Net income (loss)	$55,542	$12,040	$166,721	$(26,304)

(a)	Gross margin consists of operating income before operating and maintenance expense, depreciation and amortization expense, general and administrative expense, and other expense. Gross margin is included as a supplemental disclosure because it may provide useful information regarding the impact of key drivers such as commodity prices and supply contract mix on our earnings.

(b)	EBIT consists of net income before net interest expense and income tax expense. EBIT is viewed as a non-Generally Accepted Accounting Principles (“GAAP”) measure under the rules of the Securities and Exchange Commission, but is included as a supplemental disclosure because it is a primary performance measure used by management as it represents the results without regard to financing methods or capital structure. As an indicator of our operating performance, EBIT should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. Our EBIT may not be comparable to a similarly titled measure of another company because other entities may not calculate EBIT in the same manner.

Three months ended September 30, 2003 compared with three months ended September 30, 2002

      Operating Revenues — Total operating revenues increased $609.3 million, or 49%, to $1,858.8 million in the third quarter of 2003 from $1,249.5 million in 2002. Of this increase, approximately $603.0 million was the result of higher sales of natural gas and petroleum products due mainly to higher commodity prices. Other increases were attributable to transportation, storage and processing fees of approximately $5.9 million which was primarily due to increased fee revenue associated with our Canadian operations.

      Purchases of Natural Gas and Petroleum Products — Purchases of natural gas and petroleum products increased $553.4 million, or 56%, to $1,539.7 million in the third quarter of 2003 from $986.3 million in 2002. Purchases increased by approximately $569 million primarily due to higher commodity prices. This increase was offset by approximately $16 million of non-recurring charges from the third quarter of 2002 as discussed below.

      Gross Margin — Gross margin increased $55.9 million or 21%, to $319.1 million in the third quarter of 2003 from $263.2 million in 2002. Of this increase, approximately $45 million (net of hedging) was the result of a $.10 per gallon increase in average NGLs prices. This increase was offset by an approximate $24 million decrease in gross margin due to a $1.79 per million British thermal units (“Btus”) increase in natural gas prices. During the third quarter of 2003, we elected to reduce levels of keep-whole processing activities from time to time through operational optionality and contract renegotiation due to lower historical and forecasted processing profit margins. These elections and contract restructuring efforts increased gross margin by approximately $15 million and are not reflected in the above pricing impacts. Average prices in the third quarter of 2003 were $.49 per gallon for NGLs and $4.97 per million Btus for natural gas as compared with $.39 per gallon for NGLs and $3.18 per million Btus for natural gas during the same period in 2002. Other increases of approximately $3 million relate to our physical natural gas asset based trading and marketing activity as discussed below.

      Other increases in gross margin of approximately $16 million resulted from non-recurring charges incurred during the third quarter of 2002 for reserves for gas imbalances with suppliers and customers of approximately $13 million, storage and miscellaneous other charges including items related to our account reconciliation project and the resolution of disputed receivables and payables of approximately $3 million. There were no similar charges during the third quarter of 2003.

      Gross margin associated with the Natural Gas Segment increased $59.4 million, or 24%, to $306.6 million in the third quarter of 2003 from $247.2 million in the same period of 2002, mainly as a result of higher commodity prices. Commodity sensitive processing arrangements accounted for approximately $36 million (net of hedging) of this increase due mainly to the increase in average NGLs prices along with our election to reduce levels of keep-whole processing activities and contract renegotiation efforts offset by the increase in average natural gas prices. Also contributing to this increase was a $0.5 million increase in trading and marketing net margin associated with derivative settlements and marked-to-market valuations of unsettled contracts related to our gas trading and marketing activities. Natural gas trading and marketing net margin excludes approximately $3 million of increases in gross margin realized during the third quarter of 2003 on our physical natural gas asset based trading and marketing activity. Gross margin associated with this segment also increased by approximately $16 million resulting from non-recurring charges incurred during the third quarter of 2002 related to reserves for gas imbalances with suppliers and customers and charges related to completion of our account reconciliation project as discussed above.

      Costs and Expenses — Operating and maintenance expenses increased $1.6 million, or 1%, to $112.1 million in the third quarter of 2003 from $110.5 million in the same period of 2002. This increase is mainly the result of increased expenditures for environmental compliance of $1.0 million. General and administrative expenses decreased $3.1 million, or 7%, to $42.2 million in the third quarter of 2003, from $45.3 million in the same period of 2002. This decrease is primarily the result of lower expenditures for core business process improvement projects.

      Depreciation and amortization expenses increased $3.7 million, or 5%, to $74.8 million in the third quarter of 2003 from $71.1 million in the same period of 2002. This increase was due primarily to ongoing capital expenditures for well connections, facility maintenance and enhancements, and the implementation of SFAS No. 143.

      Interest Expense, net — Interest expense, net increased $7.2 million, or 19% to $44.8 million in the third quarter of 2003 from $37.6 million in the same period of 2002. This increase was primarily the result of the implementation of SFAS No. 150 requiring reclassification as interest expense disbursements of approximately $4.4 million that were previously classified as dividends on the Company’s preferred members’ interest. Also contributing to this increase were higher capitalized interest adjustments in the third quarter of 2002 of approximately $4.2 million, partially offset by lower outstanding debt levels and higher cash investments in the third quarter of 2003.

      Income Taxes — We are structured as a limited liability company, which is a pass-through entity for United States income tax purposes. Income tax expense increased $1.3 million to $2.4 million in the third quarter of 2003 from $1.1 million in the same period of 2002 due primarily to increased earnings associated with tax-paying subsidiaries.

Nine months ended September 30, 2003 compared with nine months ended September 0, 2002

      Operating Revenues — Total operating revenues increased $2,497.2 million, or 69%, to $6,130.4 million in the first nine months of 2003 from $3,633.2 million in the same period of 2002. Of this increase, approximately $2,526.9 million was the result of higher sales of natural gas and petroleum products due mainly to higher commodity prices. Other increases were attributable to transportation, storage and processing fees of approximately $13.6 million which was primarily due to increased fee revenue associated with our Canadian operations. These increases were partially offset by a decrease in trading and marketing net margin of $43.3 million.

      Purchases of Natural Gas and Petroleum Products — Purchases of natural gas and petroleum products increased $2,300.5 million, or 79%, to $5,194.4 million in the first nine months of 2003 from $2,893.9 million in the same period of 2002. Purchases increased by approximately $2,343 million primarily due to higher commodity prices. This increase was offset by approximately $42 million of non-recurring charges during 2002 as discussed below.

      Gross Margin — Gross margin increased $196.7 million or 27%, to $936.0 million in the first nine months of 2003 from $739.3 million in the same period of 2002. Of this increase, approximately $241 million (net of hedging) was the result of a $.16 per gallon increase in average NGLs prices. This increase was offset by an approximate $113 million decrease in gross margin due to a $2.69 per million British thermal units (“Btus”) increase in natural gas prices. During the first nine months of 2003, we elected to reduce levels of keep-whole processing activities from time to time through operational optionality and contract renegotiation due to lower historical and forecasted processing profit margins. These elections and contract restructuring efforts increased gross margin by approximately $41 million and are not reflected in the above pricing impacts. Average prices in the first nine months of 2003 were $.52 per gallon for NGLs and $5.66 per million Btus for natural gas as compared with $.36 per gallon for NGLs and $2.97 per million Btus for natural gas during the same period in 2002. Partially offsetting the increase in gross margin was a $43.3 million decrease in trading and marketing net margin. Other increases of approximately $26 million relate to our physical natural gas asset based trading and marketing activity as discussed below. Gross margin during the first nine months of 2003 was negatively impacted by approximately $8 million related to the January 2003 settlement of contract litigation with General Gas Company, LP.

      Other increases in gross margin of approximately $48 million resulted from non-recurring charges incurred during the first nine months of 2002 for reserves for gas imbalances with suppliers and customers of $25 million, storage inventory writedown of $6 million and miscellaneous other charges including items related to our account reconciliation project and the resolution of disputed receivables and payables of $17 million. There were no similar charges during the third quarter of 2003.

      Gross margin associated with the Natural Gas Segment increased $202.7 million, or 29%, to $899.3 million in the first nine months of 2003 from $696.6 million in the same period of 2002, mainly as a result of higher commodity prices. Commodity sensitive processing arrangements accounted for approximately $169 million (net of hedging) of this increase due mainly to the increase in average NGLs prices along with our election to reduce levels of keep-whole processing activities offset by the increase in average natural gas prices. Offsetting this increase was a $31.9 million decrease in trading and marketing net margin associated with derivative settlements and marked-to-market valuations of unsettled contracts related to our gas trading and marketing activities. Natural gas trading and marketing net margin excludes approximately $26 million of increases in gross margin realized during the first nine months of 2003 on our physical natural gas asset based trading and marketing activity. Gross margin associated with this segment also increased approximately $48 million resulting from non-recurring charges incurred during the first nine months of 2002 related to reserves for gas imbalances with suppliers and customers, a writedown of storage inventory and charges related to completion of our account reconciliation project as discussed above. Gross margin during the first nine months of 2003 was negatively impacted by approximately $8 million related to the January 2003 settlement of contract litigation with General Gas Company, LP.

      Gross margin associated with the NGLs Segment decreased $6.0 million, or 14% to $36.7 million in the first nine months of 2003 from $42.7 million in the same period of 2002. This decrease was comprised of an $11.4 million decrease in trading and marketing net margin offset by increases in the northeast wholesale propane marketing and terminals margin of $1 million and from the operation of a newly constructed pipeline in south Texas of $2 million.

      Costs and Expenses — Operating and maintenance expenses increased $23.2 million, or 7%, (excluding $11 million in first nine months 2002 accounting adjustments — see Note 9 to Consolidated Financial Statements) to $333.0 million in the first nine months of 2003 from $309.8 million in the same period of 2002. Contributing to this increase were increased expenditures for facility maintenance and pipeline repair of approximately $10 million, environmental compliance of $6 million, accretion expense associated with SFAS No. 143 implementation (see Notes 2 and 4 to Consolidated Financial Statements) of $3 million, higher utilities of $1 million and increased costs associated with our Canadian operations.

      Depreciation and amortization expenses increased $15.2 million, or 7%, to $226.9 million in the first nine months of 2003 from $211.7 million in the same period of 2002. This increase was due primarily to ongoing capital expenditures for well connections, facility maintenance and enhancements, and the implementation of SFAS No. 143.

      Other costs and expenses decreased $6.0 million to a gain of $0.4 million in the first nine months of 2003 from a charge of $5.6 million in the first nine months of 2002. This decrease is due primarily to the first nine months 2002 accounting adjustment of $6.8 million primarily for the recognition of a loss on the sale of assets associated with a partnership investment (see Note 9 to Consolidated Financial Statements).

      Equity in Earnings of Unconsolidated Affiliates — Equity in earnings of unconsolidated affiliates increased $9.8 million, or 37%, to $36.3 million in the first nine months of 2003 from $26.5 million in the same period of 2002. This increase is primarily the result of increased earnings from our general partnership interest in TEPPCO Partners, L.P. (“TEPPCO”) of $7.7 million and increased earnings from the 2002 acquisition of an interest in Discovery Producer Services, LLC (“Discovery”) located in offshore Gulf of Mexico of $4.0 million, partially offset by other equity investments.

      Interest Expense, net — Interest expense, net increased $6.0 million, or 5%, to $129.3 million in the first nine months of 2003 from $123.3 million in the same period of 2002. This increase was primarily the result of the third quarter 2003 implementation of SFAS No. 150 requiring reclassification as interest expense disbursements of approximately $4.4 million that were previously classified as dividends on the Company’s preferred members’ interest. Also contributing to this increase were higher capitalized interest adjustments in the third quarter of 2002 of approximately $3.7 million, partially offset by lower outstanding debt levels and higher cash investments in the first nine months of 2003.

      Income Taxes — We are structured as a limited liability company, which is a pass-through entity for United States income tax purposes. Income tax expense decreased $2.3 million to $4.4 million in the first nine months of 2003 from $6.7 million in the same period of 2002 due primarily to lower earnings associated with tax-paying subsidiaries.

      Gain (Loss) From Discontinued Operations — Gain (loss) from discontinued operations increased $32.8 million, to a gain of $32.4 million in the first nine months of 2003 from a $0.4 million loss in the same period of 2002. This increase is primarily the result of the gain on the sale of various natural gas gathering and processing assets (see Note 10 to the Consolidated Financial Statements).

      Cumulative Effect of Changes in Accounting Principles — Cumulative effect of changes in accounting principles was a loss of $22.8 million in the first nine months of 2003 and no charge in the first nine months of 2002. Of this amount, $17.4 million relates to the implementation of SFAS No. 143, and $5.4 million is due to the rescission of EITF 98-10 (see Note 2 to Consolidated Financial Statements).

Liquidity and Capital Resources

      As of September 30, 2003, we had $90.4 million in cash and cash equivalents compared to $24.8 million as of December 31, 2002. Our working capital was a $5.3 million deficit as of September 30, 2003, compared to a $306.2 million deficit as of December 31, 2002. We rely upon cash flows from operations and borrowings to fund our liquidity and capital requirements. A material adverse change in operations or available financing may impact our ability to fund our current liquidity and capital resource requirements.

Operating Cash Flows

      During the first nine months of 2003, funds of $362.4 million were provided by operating activities, an increase of $95.0 million from $267.4 million in the first nine months of 2002. The increase is primarily due to an increase in net income, offset by the gain on discontinued operations, changes in equity in earnings of unconsolidated affiliates and changes in unrealized mark-to-market and hedging activity.

      Volatility in crude oil, NGLs and natural gas prices has a direct impact on our generation and use of cash from operations due to its impact on net income as described in the Effects of Commodity Prices section above, along with the resulting changes in working capital.

Investing Cash Flows

      During the first nine months of 2003, funds of $54.5 million were provided by investing activities, an increase of $239.5 million from $185.0 million of funds used in investing activities during the first nine months of 2002. The increase is partially related to proceeds of $90.2 million from sales of discontinued operations. Our capital expenditures consist of expenditures for construction of additional gathering systems, processing plants, fractionators and other facilities and infrastructure in addition to well connections and upgrades to our existing facilities and acquisitions. For the first nine months of 2003, we spent approximately $98.0 million on capital expenditures of continuing operations compared to $235.8 million in the first nine months of 2002. The decrease is due to reduced plant expansions, well connections and plant upgrades in 2003, as compared to 2002.

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

      Investments in unconsolidated affiliates provided $46.7 million in cash distributions to us during the first nine months of 2003 compared with $38.3 million during the first nine months of 2002.

Financing Cash Flows

      On March 28, 2003, we entered into a new credit facility (the “Facility”). The Facility replaces the credit facility that matured on March 28, 2003. The Facility is used to support our commercial paper program and for working capital and other general corporate purposes. The Facility matures on March 26, 2004; however; any outstanding loans under the Facility at maturity may, at our option, be converted to a one-year term loan. The Facility is a $350.0 million revolving credit facility, of which $100.0 million can be used for letters of credit. The Facility requires us to maintain at all times a debt to total capitalization ratio of less than or equal to 53%; and maintain at the end of each fiscal quarter an interest coverage ratio (defined to be the ratio of adjusted EBITDA, as defined by the Facility, for the four most recent quarters to interest expense for the same period) of at least 2.5 to 1 (adjusted EBITDA is defined by the Facility to be earnings before interest, taxes and depreciation and amortization and other adjustments); and contains various restrictions applicable to dividends and other payments to our members. The Facility bears interest at a rate equal to, at our option and based on our current debt rating, either (1) LIBOR plus 1.25% per year or (2) the higher of (a) the JP Morgan Chase Bank prime rate plus 0.25% per year and (b) the Federal Funds rate plus 0.75% per year. At September 30, 2003, there were no borrowings or letters of credit drawn against the Facility.

      On March 28, 2003, we also entered into a $100.0 million funded short-term loan with a bank (the “Short-Term Loan”). The Short-Term Loan was used for working capital and other general corporate purposes. The Short-Term Loan matured on September 30, 2003, and was able to be repaid at any time prior to that date. The Short-Term Loan had the same financial covenants as the Facility and bore interest at a rate equal to, at our option, either (1) LIBOR plus 1.35% per year or (2) the higher of (a) the bank’s prime rate and (b) the Federal Funds rate plus 0.50% per year. During the three months ended September 30, 2003, we repaid this entire loan with funds generated from asset sales and operations.

      On November 3, 2003, subsequent to the end of the third quarter, we executed a $32.0 million irrevocable standby letter of credit expiring on May 15, 2004 to be used to secure transaction exposure with a counterparty.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments that could previously be accounted for as equity, be classified as liabilities in the balance sheets and initially recorded at fair value. Upon adoption on July 1, 2003, we reclassified our preferred members’ interest of $200.0 million from mezzanine equity to long term debt. These mandatorily redeemable securities pay a cumulative preferential distribution of 9.5% per annum which are mandatorily payable semi-annually, unless deferred. The securities must be redeemed in cash no later than August 2030 or upon our consummation of an initial public offering of equity securities. During the third quarter of 2003, we redeemed $125.0 million of the securities and the outstanding balance at September 30, 2003 is $75.0 million. Beginning on July 1, 2003, accrued or paid distributions previously classified as dividends on the preferred members’ interest are prospectively classified as interest expense. Interest expense for the three months ended September 30, 2003 on the preferred members’ interest was approximately $4.4 million.

      At September 30, 2003, we had no outstanding commercial paper. In the future, our debt levels will vary depending on our liquidity needs, capital expenditures and cash flow.

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

      At September 30, 2003, we were the guarantor of approximately $91.0 million of debt associated with nonconsolidated entities, of which $84.6 million related to our 33.33% ownership interest in Discovery and $6.4 million is related to our 50.0% ownership interest in GPM Gas Gathering, LLC (“GGG”). The guaranteed debt related to Discovery is due December 31, 2003, and is expected to be either refinanced or repaid. The guaranteed debt related to GGG is scheduled to be repaid in full by January 31, 2004. In the event that the unconsolidated subsidiaries default on the debt payments, we would be required to pay the debt. Assets of the unconsolidated subsidiaries are pledged as collateral for the debt. At September 30, 2003, we had no liability recorded for the guarantees of the debt associated with the unconsolidated subsidiaries.

      We periodically enter into agreements for the acquisition or divestiture of assets. These agreements contain indemnification provisions that may provide indemnity for environmental, tax, employment, outstanding litigation, breaches of representations, warranties and covenants, or other liabilities related to the assets being acquired or divested. Typically, claims may be made by third parties under these indemnification agreements for various periods of time depending on the nature of the claim. The effective periods on these indemnification provisions generally have terms of one to five years, although some are longer. Our maximum potential exposure under these indemnification agreements can range depending on the nature of the claim and the particular transaction. We are unable to estimate the total maximum potential amount of future payments under indemnification agreements due to several factors, including uncertainty as to whether claims will be made under these indemnities. At September 30, 2003, we had a liability of approximately $1.3 million recorded for these outstanding indemnification provisions.

New Accounting Standards

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments that could previously be accounted for as equity, be classified as liabilities in the consolidated balance sheets and initially recorded at fair value. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about the nature and terms of the financial instruments and about alternative ways of settling the instruments. The provisions of SFAS No. 150 are effective for all financial instruments entered into or modified after May 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Upon adoption on July 1, 2003, we reclassified our preferred members’ interest, which are mandatorily redeemable, of $200.0 million from mezzanine equity to long term debt and prospectively classified accrued or paid distributions on the preferred members’ interest, which had previously been classified as dividends, as interest expense. Interest expense for the three months ended September 30, 2003 on the preferred members’ interest was approximately $4.4 million. During the third quarter of 2003, we redeemed $125.0 million of the securities in cash and the current outstanding balance at September 30, 2003 was $75.0 million.

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

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires an entity to consolidate a variable interest entity if it is the primary beneficiary of the variable interest entity’s activities. The primary beneficiary is the party that absorbs a majority of the expected losses and/or receives a majority of the expected residual returns of the variable interest entity’s activities. FIN 46 is immediately applicable to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, FIN 46 is required to be applied by the first fiscal year or interim period beginning after December 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 also requires certain disclosures of an entity’s relationship with variable interest entities. We have not identified any material variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003 and continue to assess the existence of any interests in variable interest entities created on or prior to January 31, 2003. We currently anticipate certain entities, previously accounted for under the equity method of accounting, will be consolidated under the provisions of FIN 46 as of December 31, 2003. These entities, which are substantive operating entities, have total assets of approximately $94.2 million at September 30, 2003 and total revenues of approximately $32.2 million for the nine months ended September 30, 2003. Our maximum exposure to loss as a result of its involvement with these entities is approximately $84.2 million at September 30, 2003. We continue to assess FIN 46 but do not anticipate that it will have a material impact on our consolidated results of operations, cash flows or financial position. The FASB continues to interpret the provisions of FIN 46 and has issued an exposure draft to amend certain provisions of FIN 46 which is expected to become effective in the fourth quarter of 2003. Until such interpretations and amendments are finalized, we are not able to conclude as to whether such future changes would be likely to materially affect our consolidated results of operations, cash flows or financial position.

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

      In October 2002, the EITF also reached a consensus on Issue No. 02-03 that, effective for periods beginning after December 15, 2002, all gains and losses on all derivative instruments held for trading purposes should be shown on a net basis in the income statement. Gains and losses on non-derivative energy trading contracts should similarly be presented on a gross or net basis in connection with the guidance in Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Upon application of this presentation, comparative financial statements for prior periods are required to be reclassified to conform to the consensus other than for energy trading contracts that were shown on a net basis under Issue No. 98-10. Accordingly, for the three and nine months ended September 30, 2003, derivative instruments that are held for trading and marketing purposes and are accounted for under mark-to-market accounting are included in Trading and Marketing Net Margin on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2002, Trading and Marketing Net Margin also includes the net margin on non-derivative energy trading contracts (primarily gas storage inventories and the related physical purchases and sales) that no longer qualify for net presentation after the rescission of Issue No. 98-10. The new gross versus net revenue presentation requirements had no impact on operating income or net income.

      In July 2003, the EITF reached consensus in EITF Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes,” that determining whether realized gains and losses on derivative contracts not held for trading purposes should be reported on a net or gross basis is a matter of judgment that depends on the relevant facts and circumstances. In analyzing the facts and circumstances, EITF Issue No. 99-19 and Opinion No. 29, “Accounting for Nonmonetary Transactions,” should be considered. EITF Issue No. 03-11 is effective for transactions or arrangements entered into after September 30, 2003. We do not anticipate that the adoption of EITF Issue No. 03-11 will have a material effect on our consolidated results of operations, cash flows or financial position.

      On June 25, 2003, the FASB cleared the guidance contained in DIG Issue C20, “Scope Exceptions: Interpretation of the Meaning of ‘Not Clearly and Closely Related’ in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature.” DIG Issue C20, which applies only to the guidance in paragraph 10(b) of FASB No. 133 and not in reference to embedded derivatives, describes three circumstances in which the underlying in a price adjustment incorporated into a contract that otherwise satisfies the requirements for the normal purchases and normal sales exception would be considered to be “not clearly and closely related to the asset being sold or purchased.” The guidance in DIG Issue C20 is effective for us on October 1, 2003. We do not anticipate that this Issue will have a material impact on our consolidated results of operations, cash flows or financial position.

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

      In May 2003, the EITF reached consensus in EITF Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease,” to clarify the requirements of identifying whether an arrangement should be accounted for as a lease at its inception. The guidance in the consensus is designed to mandate reporting revenue as rental or leasing income that otherwise would be reported as part of product sales or service revenue. EITF Issue No. 01-08 requires both parties to an arrangement to determine whether a service contract or similar arrangement is or includes a lease within the scope of SFAS No. 13, “Accounting for Leases.” The consensus is to be applied prospectively to arrangements agreed to, modified, or acquired in business combinations in fiscal periods beginning on July 1, 2003. We do not anticipate that the adoption of EITF Issue No. 01-08 will have a material effect on our consolidated results of operations, cash flows or financial position.

Subsequent Events

      In August 2003, we entered into a purchase and sale agreement to sell certain gas gathering and processing plant assets in West Texas to a third party purchaser for a sales price of approximately $62 million. The transaction was to be closed on September 30, 2003; however, the purchaser was unable to meet the conditions of closing. In October 2003, subsequent to the end of the third quarter, we entered into a new purchase and sale agreement for the sale of these assets to a party related to the original third party purchaser for a sales price of approximately $62 million. The transaction is scheduled to close in December 2003 with no significant book gain or loss.

      On October 30, 2003, we communicated a voluntary and involuntary severance program to our employees which is effective November 3, 2003 and will be substantially completed by December 31, 2003. We anticipate a reduction of approximately 6 % of our total workforce and will incur a total charge of approximately $5 million to $10 million in the fourth quarter of 2003 related to this program.

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

      Commodity Derivatives — Trading and Marketing - The risk in the commodity trading and marketing portfolios is measured and monitored on a daily basis utilizing a Value-at-Risk model to determine the potential one-day favorable or unfavorable Daily Value at Risk (“DVaR”) as described below. DVaR is monitored daily in comparison to established thresholds. Other measures are also used to limit and monitor the risk in the commodity trading and marketing portfolios (which includes all trading and marketing contracts not designated as hedge positions) on a monthly and annual basis. These measures include limits on the nominal size of positions and periodic loss limits.

      DVaR computations are based on a historical simulation, which uses price movements over an 11 day period to simulate forward price curves in the energy markets to estimate the potential favorable or unfavorable impact of one day’s price movement on the existing portfolio. The historical simulation emphasizes the most recent market activity, which is considered the most relevant predictor of immediate future market movements for crude oil, NGLs, natural gas and other energy-related products. DVaR computations use several key assumptions, including a 95% confidence level for the resultant price movement and the holding period specified for the calculation. Our DVaR amounts for commodity derivatives instruments held for trading and marketing purposes are shown in the following table.

Daily Value at Risk (in thousands)

	Estimated Average	Estimated Average	High One-Day	Low One-Day
	One-Day Impact	One-Day Impact	Impact on EBIT	Impact on EBIT
	on EBIT for the	on EBIT for the	for the three	for the three
	three months ended	three months ended	months ended	months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2003

Calculated DVaR	$567	$2,062	$1,046	$199

Daily Value at Risk (in thousands)

	Estimated Average	Estimated Average	High One-Day	Low One-Day
	One-Day Impact	One-Day Impact	Impact on EBIT	Impact on EBIT
	on EBIT for the	on EBIT for the	for the nine	for the nine
	nine months ended	nine months ended	months ended	months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2003

Calculated DVaR	$1,042	$2,277	$6,692	$199

      DVaR is an estimate based on historical price volatility. Actual volatility can exceed predicted results. DVaR also assumes a normal distribution of price changes, thus if the actual distribution is not normal, the DVaR may understate or overstate actual results. DVaR is used to estimate the risk of the entire portfolio, and for locations that do not have daily trading and marketing activity, it may not accurately estimate risk due to limited price information. Stress tests may be employed in addition to DVaR to measure risk where market data information is limited. In the current DVaR methodology, options are modeled in a manner equivalent to forward contracts which may understate the risk.

      Our exposure to commodity price risk is influenced by a number of factors, including contract size, length of contract, market liquidity, location and unique or specific contract terms. The unrealized fair value of trading and marketing instruments outstanding at September 30, 2003 and December 31, 2002 was a gain of $2.2 million and a loss of $28.0 million, respectively.

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

      The following table shows the fair value of our mark-to-market trading and marketing portfolios as of September 30, 2003.

	Fair Value of Contracts as of September 30, 2003 (in thousands)

				Maturity in
	Maturity in	Maturity in	Maturity in	2006 and	Total Fair
Sources of Fair Value	2003	2004	2005	Thereafter	Value

Prices supported by quoted market prices and other external sources	$(5,141)	$6,178	$1,171	$(301)	$1,907
Prices based on models and other valuation methods	531	3,698	(794)	(3,099)	336

Total	$(4,610)	$9,876	$377	$(3,400)	$2,243

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

      Hedging Strategies — We are exposed to market fluctuations in the prices of energy commodities related to natural gas gathering, processing and marketing activities. We closely monitor the risks associated with these commodity price changes on our future operations and, where appropriate, use various commodity instruments such as natural gas, crude oil and NGLs contracts to hedge the value of our assets and operations from such price risks. In accordance with SFAS No. 133, our primary use of commodity derivatives is to hedge the output and production of assets we physically own. Contract terms are up to three years, however, since these contracts are designated and qualify as effective hedge positions of future cash flows, or fair values of assets owned by us, to the extent that the hedge relationships are effective, their market value change impacts are not recognized in current earnings. The unrealized gains or losses on these contracts are deferred in Accumulated Other Comprehensive Income (Loss) (“AOCI”) for cash flow hedges or included in Other Current or Noncurrent Assets or Liabilities on the Consolidated Balance Sheets for fair value hedges of firm commitments, in accordance with SFAS No. 133. Amounts deferred in AOCI are realized in earnings concurrently with the transaction being hedged. However, in instances where the hedging contract no longer qualifies for hedge accounting, amounts included in AOCI through the date of de-designation remain in AOCI until the underlying transaction actually occurs. The derivative contract (if continued as an open position) will be marked-to-market currently through earnings. Several factors influence the effectiveness of a hedge contract, including counterparty credit risk and using contracts with different commodities or unmatched terms. Hedge effectiveness is monitored regularly and measured each month.

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

      The fair value of our qualifying hedge positions at a point in time is not necessarily indicative of the results realized when such contracts settle.

	Fair Value of Contracts as of September 30, 2003 (in thousands)

				Maturity in
	Maturity in	Maturity in	Maturity in	2006 and	Total Fair
Sources of Fair Value	2003	2004	2005	Thereafter	Value

Prices supported by quoted market prices and other external sources	$(22,653)	$(1,994)	$7,762	$(1,396)	$(18,281)
Prices based on models and other valuation methods	(91)	(287)	—	—	(378)

Total	$(22,744)	$(2,281)	$7,762	$(1,396)	$(18,659)

      Based upon our portfolio of supply contracts, without giving effect to hedging activities that would reduce the impact of commodity price decreases, a decrease of $.01 per gallon in the price of NGLs and $.10 per million Btus in the average price of natural gas would result in changes in annual pre-tax net income of approximately $(25) million and $5 million, respectively.

Credit Risk

      Our principal customers in the Natural Gas Segment are large, natural gas marketing services and industrial end-users. In the NGLs segment, our principal customers are large multi-national petrochemical and refining companies to small regional propane distributors. Substantially all of our natural gas and NGLs sales are made at index, market-based prices. Approximately 40% of our NGLs production is committed to ConocoPhillips and Chevron Phillips Chemical LLC, under a contract with a primary term that expires on January 1, 2015. This concentration of credit risk may affect our overall credit risk in that these customers may be similarly affected by changes in economic, regulatory or other factors. Where exposed to credit risk, we analyze the counterparties’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of these limits on an ongoing basis. The corporate credit policy prescribes the use of master collateral agreements to mitigate credit exposure. Collateral agreements provide for a counterparty to post cash or letters of credit for exposure in excess of the established threshold. The threshold amount represents an open credit limit, determined in accordance with the corporate credit policy. The collateral agreements also provide that the inability to post collateral is sufficient cause to terminate a contract and liquidate all positions. Substantially all other agreements contain adequate assurance provisions, which would allow us, at our discretion, to suspend deliveries, cancel agreements or continue deliveries to the buyer after the buyer provides security for payment satisfactory to us.

      Despite the current credit environment in the energy sector, management believes that the credit risk management process described above is operating effectively. As of September 30, 2003, we had cash or letters of credit of $15.2 million to secure future performance by counterparties, and had deposited with counterparties $5.0 million of such collateral to secure our obligations to provide future services. Collateral amounts held or posted may be fixed or may vary depending on the value of the underlying contracts and could cover normal purchases and sales, trading and hedging contracts. In many cases, we and our counterparties’ publicly disclosed credit ratings impact the amounts of collateral requirements.

      Generally speaking, all physical and financial derivative contracts are settled in cash at the expiration of the contract term.

Interest Rate Risk

      We enter into debt arrangements that are exposed to market risks related to changes in interest rates. We periodically utilize interest rate lock agreements and interest rate swaps to hedge interest rate risk associated with debt. Our primary goals include (1) maintaining an appropriate ratio of fixed-rate debt to total debt for our debt rating; (2) reducing volatility of earnings resulting from interest rate fluctuations; and (3) locking in attractive interest rates based on historical averages. As of September 30, 2003, the fair value of our interest rate swaps was an asset of $17.8 million. As of September 30, 2003, we had no outstanding commercial paper.

      As a result of our debt and interest rate swaps, we are exposed to market risks related to changes in interest rates. In the future, we intend to manage our interest rate exposure using a mix of fixed and floating interest rate debt. An increase of 0.5% in interest rates would result in an increase in annual interest expense of approximately $1.8 million.

Foreign Currency Risk

      Our primary foreign currency exchange rate exposure at September 30, 2003 was the Canadian dollar. Foreign currency risk associated with this exposure was not significant.

Item 4. Controls and Procedures

      Our management, including the Chief Financial Officer and the Chief Executive Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that, as of the end of the period covered by this report, the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. The required information was effectively recorded, processed, summarized and reported within the time period necessary to prepare this quarterly report. Our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our reports under the Exchange Act are accumulated and communicated to management, including the Chief Financial Officer and the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	IT Consolidation and Operations Services Agreement between Duke Energy Business Services, LLC and Duke Energy Field Services, LP, dated as of July 30, 2003.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE ENERGY FIELD SERVICES, LLC

November 12, 2003

/s/ Rose M. Robeson Rose M. Robeson Vice President and Chief Financial Officer (On Behalf of the Registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

10.1	IT Consolidation and Operations Services Agreement between Duke Energy Business Services, LLC and Duke Energy Field Services, LP, dated as of July 30, 2003.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.