Form 10-Q
period 2004-03-31
DUKE ENERGY FIELD SERVICES LLC
filed 2004-05-14
CIK 1119811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2004	Commission File Number 0-31095

DUKE ENERGY FIELD SERVICES, LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	76-0632293 (IRS Employer Identification No.)

370 17th Street, Suite 2500
Denver, Colorado 80202
(Address of principal executive offices)
(Zip Code)

303-595-3331
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer as defined by Rule 12b-2 of the Act. No ☐ Yes ☒

DUKE ENERGY FIELD SERVICES, LLC
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004

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

x	our ability to access the capital and bank markets, which will depend on general market conditions and the credit ratings for our debt obligations;

x	our use of derivative financial instruments to hedge commodity and interest rate risks;

x	the level of creditworthiness of counterparties to transactions;

x	the amount of collateral required to be posted from time to time in our transactions;

x	changes in laws and regulations, particularly with regard to taxes, safety and protection of the environment or the increased regulation of the gathering and processing industry;
364-Day Credit Facility
Asset Purchase and Sale Agreement
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 1350
Certification of CEO Pursuant to Section 1350

i

x	the timing and extent of changes in commodity prices, interest rates, foreign currency exchange rates and demand for our services;

x	weather and other natural phenomena;

x	industry changes, including the impact of consolidations, and changes in competition;

x	our ability to obtain required approvals for construction or modernization of gathering and processing facilities, and the timing of production from such facilities, which are dependent on the issuance by federal, state and municipal governments, or agencies thereof, of building, environmental and other permits, the availability of specialized contractors and work force and prices of and demand for products;

x	the extent of success in connecting natural gas supplies to gathering and processing systems;

x	general economic conditions, including any potential effects arising from terrorist attacks and any consequential hostilities or other hostilities; and

x	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies.

     In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DUKE ENERGY FIELD SERVICES, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(millions)

	Three Months Ended
	March 31,
	2004	2003
Operating Revenues:
Sales of natural gas and petroleum products	$1,721	$1,616
Sales of natural gas and petroleum products to affiliates	611	924
Transportation, storage and processing	68	61
Trading and marketing net margin	2	(34)

Total operating revenues	2,402	2,567

Costs and Expenses:
Purchases of natural gas and petroleum products	1,889	2,069
Purchases of natural gas and petroleum products from affiliates	148	202
Operating and maintenance	94	105
Depreciation and amortization	75	75
General and administrative	41	38

Total costs and expenses	2,247	2,489

Operating Income	155	78
Equity in earnings of unconsolidated affiliates	17	12
Interest expense, net	40	42

Income from continuing operations before income taxes	132	48
Income tax expense	3	2

Income from continuing operations before cumulative effect of accounting change	129	46
Income from discontinued operations	5	6
Cumulative effect of accounting change	—	(23)

Net income	134	29
Dividends on preferred members’ interest	—	5

Earnings available for members’ interest	$134	$24

See Notes to Consolidated Financial Statements.

DUKE ENERGY FIELD SERVICES, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(millions)

	Three Months Ended
	March 31,
	2004	2003
Net income	$134	$29
Other comprehensive income:
Foreign currency translation adjustment	(4)	20
Net unrealized losses on cash flow hedges	(17)	(37)
Reclassification of previously deferred losses on cash flow hedges into earnings	18	42

Total other comprehensive income	(3)	25

Total comprehensive income	$131	$54

See Notes to Consolidated Financial Statements.

DUKE ENERGY FIELD SERVICES, LLC

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(millions)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$248	$43
Accounts receivable:
Customers, net of allowance for doubtful accounts of $6 and $8, respectively	795	872
Affiliates	52	57
Other	30	29
Inventories	26	45
Unrealized gains on mark-to-market and hedging transactions	116	135
Other	19	20

Total current assets	1,286	1,201

Property, plant and equipment, net	4,431	4,462
Investment in unconsolidated affiliates	187	190
Intangible assets:
Commodity sales and purchases contracts, net	77	80
Goodwill, net	447	447

Total intangible assets	524	527

Unrealized gains on mark-to-market and hedging transactions	33	25
Other noncurrent assets	34	109

Total assets	$6,495	$6,514

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$837	$857
Affiliates	11	16
Other	28	33
Short term debt	6	6
Accrued interest payable	26	59
Unrealized losses on mark-to-market and hedging transactions	132	153
Other	130	150

Total current liabilities	1,170	1,274

Deferred income taxes	17	17
Long term debt	2,260	2,262
Unrealized losses on mark-to-market and hedging transactions	29	24
Other long term liabilities	80	73
Minority interests	125	120
Commitments and contingent liabilities
Members’ equity:
Members’ interest	1,709	1,709
Retained earnings	1,084	1,011
Accumulated other comprehensive income	21	24

Total members’ equity	2,814	2,744

Total liabilities and members’ equity	$6,495	$6,514

See Notes to Consolidated Financial Statements.

DUKE ENERGY FIELD SERVICES, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(millions)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$134	$29
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(5)	(6)
Cumulative effect of accounting change	—	23
Depreciation and amortization	75	75
Distributions received in excess of earnings from unconsolidated affiliates	2	2
Other, net	3	9
Change in operating assets and liabilities which provided (used) cash:
Accounts receivable	79	(612)
Accounts receivable from affiliates	8	(122)
Inventories	20	22
Net unrealized gains on mark-to-market and hedging transactions	(2)	(37)
Accounts payable	(53)	741
Accounts payable to affiliates	(7)	(3)
Accrued interest payable	(33)	(33)
Other	(3)	(21)

Net cash provided by continuing operations	218	67
Net cash provided by discontinued operations	2	9

Net cash provided by operating activities	220	76

Cash flows from investing activities:
Capital expenditures	(25)	(34)
Consolidation of previously unconsolidated investment	6	—
Contributions from minority interests, net	—	1
Proceeds from sale of discontinued operations	62	—
Proceeds from sales of assets	1	4

Net cash provided by (used in) continuing operations	44	(29)
Net cash provided by (used in) discontinued operations	—	(3)

Net cash provided by (used in) investing activities	44	(32)

Cash flows from financing activities:
Payment of debt	(9)	(31)
Payment of dividends	(50)	—
Costs of issuing debt, net	—	(1)

Net cash used in continuing operations	(59)	(32)
Net cash used in discontinued operations	—	—

Net cash used in financing activities	(59)	(32)

Effect of foreign exchange rate changes on cash	—	—

Net increase in cash and cash equivalents	205	12
Cash and cash equivalents, beginning of period	43	35

Cash and cash equivalents, end of period	$248	$47

Supplementary cash flow information:
Cash paid for interest (net of amounts capitalized)	$69	$73

See Notes to Consolidated Financial Statements.

DUKE ENERGY FIELD SERVICES, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

     Duke Energy Field Services, LLC (with its consolidated subsidiaries, the “Company”) operates in the two principal segments of the midstream natural gas industry of (1) natural gas gathering, compression, treatment, processing, transportation, trading and marketing and storage; and (2) natural gas liquids (“NGLs”), fractionation, transportation, and trading and marketing. Duke Energy Corporation (“Duke Energy”) owns 69.7% of the Company’s outstanding member interests and ConocoPhillips owns the remaining 30.3%.

These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. These consolidated financial statements and other information included in this quarterly report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2003.

2. Summary of Significant Accounting Policies

     Consolidation — The Consolidated Financial Statements include the accounts of the Company and all majority-owned subsidiaries, after eliminating intercompany transactions and balances, and variable interest entities where the Company is the primary beneficiary. Investments in 20% to 50% owned affiliates, and investments in less than 20% owned affiliates where the Company had the ability to exercise significant influence, are accounted for using the equity method. Investments greater than 50% are consolidated unless the Company does not have the ability to exercise control, in which case, they are accounted for using the equity method.

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

     Accounting for Hedges and Commodity Trading and Marketing Activities — Each derivative not qualifying for the normal purchases and sales exception under Statement of Financial Accounting Standards (“SFAS”) No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended, is recorded on a gross basis as assets and liabilities in the Consolidated Balance Sheets at their fair value as Unrealized gains or Unrealized losses on mark-to-market and hedging transactions. Derivative assets and liabilities remain classified in the Consolidated Balance Sheets as Unrealized gains or Unrealized losses on mark-to-market or hedging transactions at fair value until the contractual delivery period occurs.

     Effective January 1, 2003, the Company designates each energy commodity derivative as either trading or non-trading. For each of the Company’s derivatives, the accounting method and presentation of gains and losses or revenue and expense in the Consolidated Statements of Operations are as follows:

Classification of Contract	Accounting Method	Presentation of Gains & Losses or Revenue & Expense
Trading Derivatives	Mark-to-market[a]	Net basis in Trading and marketing net margin

Non-Trading Derivatives:

Cash Flow Hedge	Hedge method[b]	Gross basis in the same income statement category as the related hedged item

Fair Value Hedge	Hedge method[b]	Gross basis in the same income statement category as the related hedged item

Normal Purchase or Normal Sale	Accrual method[c]	Gross basis upon settlement in the corresponding income statement category based on commodity type

Non-Trading Mark-to-Market	Mark-to-market[a]	Net basis in Trading and marketing net margin

[a]	Mark-to-market- An accounting method whereby the change in the fair value of the asset or liability is recognized in the Consolidated Statements of Operations in Trading and marketing net margin during the current period.

[b]	Hedge method- An accounting method whereby the effective portion of the change in the fair value of the asset or liability is recorded in Accumulated other comprehensive income in the Consolidated Balance Sheets and there is no recognition in the Consolidated Statements of Operations for the effective portion until the hedged transaction occurs.

[c]	Accrual method- An accounting method whereby there is no recognition in the Consolidated Statements of Operations for changes in fair value of a contract until the service is provided or the associated delivery of product occurs.

     For derivatives designated as a cash flow hedge or a fair value hedge, the Company formally assesses, both at the inception of the hedge and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in fair values or cash flows of hedged items. The Company excludes the time value of the options when assessing hedge effectiveness.

     When available, quoted market prices or prices obtained through external sources are used to verify a contract’s fair value. For contracts with a delivery location or duration for which quoted market prices are not available, fair value is determined based on pricing models developed primarily from historical and expected correlations with quoted market prices.

     Values are adjusted to reflect the credit risk inherent in the transaction as well as the potential impact of liquidating the open positions in an orderly manner over a reasonable time period under current conditions. Changes in market prices and management estimates directly affect the estimated fair value of these contracts. Accordingly, it is reasonably possible that such estimates may change in the near term.

     Commodity Trading and Marketing — A favorable or unfavorable price movement of any derivative contract held for trading and marketing purposes is reported as Trading and marketing net margin in the Consolidated Statements of Operations. An offsetting amount is recorded in the Consolidated Balance Sheets as Unrealized gains or unrealized losses on mark-to-market and hedging transactions. When the contractual delivery period occurs, the realized gain or loss is reclassified to a receivable or payable account.

     Commodity Cash Flow Hedges — The fair value of a derivative designated as a cash flow hedge is recorded in the Consolidated Balance Sheets as Unrealized gains or unrealized losses on mark-to-market and hedging transactions. The effective portion of the change in fair value of a derivative designated as a cash flow hedge is recorded in the Consolidated Balance Sheets as Accumulated other comprehensive income (“AOCI”). During the period in which the hedged transaction occurs, amounts in AOCI associated with the hedged transaction are reclassified to the Consolidated Statements of Operations in the same accounts as the item being hedged. The Company discontinues hedge accounting prospectively when it is determined that the derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged transaction will occur. When hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, the derivative continues to be carried on the Consolidated Balance Sheets at its fair value; however, subsequent changes in its fair value are recognized in current period earnings. Gains and losses related to discontinued hedges that were previously accumulated in AOCI will remain in AOCI until the hedged transaction occurs, unless it is no longer probable that the hedged transaction will occur, in which case, the gains and losses that were in AOCI will be immediately recognized in current period earnings. At March 31, 2004 and December 31, 2003, $28 million and $29 million, respectively, of losses related to cash flow hedges were deferred in AOCI.

     Commodity Fair Value Hedges — Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge are included in the Consolidated Statements of Operations as Sales of natural gas and petroleum products and Purchases of natural gas and petroleum products, as appropriate, and are included in the Consolidated Balance Sheets as Unrealized gains or losses on mark-to-market and hedging transactions. Changes in the fair value of the physical portion of a fair value hedge (i.e., the hedged item) are recorded in the Consolidated Statements of Operations in the same accounts as the changes in the fair value of the derivative, with offsetting amounts in the Consolidated Balance Sheets as Other current assets, Other noncurrent assets, Other current liabilities or Other long term liabilities, as appropriate.

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

     Distributions – Under the terms of the Company’s Limited Liability Company Agreement (the “LLC Agreement”), the Company is required to make quarterly distributions to Duke Energy and ConocoPhillips based on allocated taxable income. The LLC Agreement, as amended, provides for taxable income to be allocated in accordance with Internal Revenue Code Section 704(c). This Code Section accounts for the variation between the adjusted tax basis and the fair market value of assets contributed to the joint venture. The distribution is based on the highest taxable income allocated to either member, with the other member receiving a proportionate amount to maintain the ownership capital accounts at 69.7% for Duke Energy and 30.3% for ConocoPhillips. As of March 31, 2004, distributions payable of $11 million were included in Other current liabilities in the Consolidated Balance Sheets. This amount was based on estimated annual taxable income allocated to the members according to their respective ownership percentages and was paid in April 2004.

     In 2003, the Company’s board of directors approved a plan to consider the payment of a quarterly dividend to Duke Energy and ConocoPhillips. The board of directors may consider net income, cash flow or any other criteria deemed appropriate for determining the amount of the quarterly dividend to be paid. The LLC Agreement restricts making distributions, which would include these dividends, except with the approval of both members. During the quarter ended March 31, 2004, with the approval of both members, the Company paid a dividend of $50 million to the members allocated in accordance with their respective ownership percentages.

     Stock-Based Compensation — Under Duke Energy’s 1998 Long Term Incentive Plan, stock options for Duke Energy’s common stock may be granted to the Company’s key employees. The Company accounts for stock-based compensation using the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25).” Under this method, any compensation cost is measured as the quoted market price of stock at the date of the grant less the amount an employee must pay to acquire the stock. Since the exercise price for all options granted under the plan was equal to the market value of the underlying common stock on the date of grant, no compensation cost is recognized in the accompanying Consolidated Statements of Operations. Restricted stock grants and phantom stock awards are recorded over the required vesting period as compensation cost, based on the market value on the date of grant. Performance awards are recorded over the required vesting period as compensation costs, based on the market value on the date of the balance sheet.

     The following table shows what earnings available for members’ interest would have been if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all stock-based compensation awards and reflects the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.”

Pro Forma Stock-Based Compensation	Three months ended
(millions)	March 31,
	2004	2003
Earnings available for members’ interest,
as reported	$134	$24
Add: stock-based compensation expense
included in reported net income	—	—
Deduct: total stock-based compensation
expense determined under fair value-based
method for all awards	(1)	(1)

Pro forma earnings available for members’
interest	$133	$23

     Accumulated Other Comprehensive Income — The components of and changes in accumulated other comprehensive income are as follows:

		Net	Accumulated
Accumulated Other	Foreign	Unrealized	Other
Comprehensive Income	Currency	(Losses) Gains on	Comprehensive
(millions)	Adjustments	Cash Flow Hedges	Income
Balance as of December 31, 2003	$53	$(29)	$24
Other comprehensive income changes during the period	(4)	1	(3)

Balance as of March 31, 2004	$49	$(28)	$21

     Cumulative Effect of Accounting Change — The Company adopted the provisions of EITF Issue 02-03 (“EITF 02-03”), “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and for Contracts Involved in Energy Trading and Risk Management Activities,” that required new non-derivative energy trading contracts entered into after October 25, 2002 to be accounted for under the accrual accounting basis. Non-derivative energy trading contracts recorded in the Consolidated Balance Sheet as of January 1, 2003 that existed at October 25, 2002 and inventories that were recorded at fair values were adjusted to historical cost via a cumulative effect adjustment of $5 million as a reduction to earnings in the first quarter of 2003.

     The Company adopted the provisions of SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” as of January 1, 2003 which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In accordance with the transition provisions of SFAS 143, the Company recorded a cumulative effect adjustment of $18 million as a reduction to earnings in the first quarter of 2003.

     New Accounting Standards — In May 2003, the FASB issued SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments that could previously be accounted for as equity, be classified as liabilities in the consolidated balance sheets and initially recorded at fair value. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS 150 also requires disclosures about the nature and terms of the financial instruments and about alternative ways of settling the instruments. The provisions of SFAS 150 are effective for all financial instruments entered into or modified after May 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Upon adoption on July 1, 2003, the Company reclassified its preferred members’ interest, which are mandatorily redeemable, of $200 million from mezzanine equity to long term debt and prospectively classified accrued or paid distributions on these securities, which had previously been classified as dividends, as interest expense. During 2003, the Company redeemed the remaining $200 million of these securities in cash.

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

     The Company has not identified any material variable interest entities created, or interests in variable entities obtained, after January 31, 2003 which require consolidation or disclosure under FIN 46. The Company consolidated one entity, previously accounted for under the equity method of accounting, on January 1, 2004 under the provisions of FIN 46R. This entity, which is a substantive entity, had total assets of approximately $92 million as of January 1, 2004. Adoption of FIN 46R had no material effect on the Company’s consolidated results of operations, cash flows or financial position.

     In July 2003, the EITF reached consensus in EITF Issue No. 03-11 (“EITF 03-11”), “Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes,” that determining whether realized gains and losses on derivative contracts not held for trading purposes should be reported on a net or gross basis is a matter of judgment that depends on the relevant facts and circumstances. In analyzing the facts and circumstances, EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” and Opinion No. 29, “Accounting for Nonmonetary Transactions,” should be considered. EITF 03-11 is effective for transactions or arrangements entered into after September 30, 2003. The adoption of EITF 03-11 had no material effect on the Company’s consolidated results of operations, cash flows or financial position.

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

     Reclassifications — Certain prior period amounts have been reclassified in the Consolidated Financial Statements to conform to the current period presentation. Included in the reclassified amounts are increases in both Sales of natural gas and petroleum products and in Purchases of natural gas and petroleum products in the amount of approximately $236 million for the quarter ended March 31, 2003. This reclassification resulted from intersegment trading activities being eliminated twice from the Consolidated Statements of Operations in the quarter ended March 31, 2003. Management has concluded that these reclassifications are not material to the fair presentation of the Company’s financial statements.

3. Acquisitions and Dispositions

     In the first quarter of 2004, the Company sold gas gathering and processing plant assets in West Texas to a third party purchaser for a sales price of approximately $62 million. These assets comprised a component of the Company for purposes of reporting discontinued operations. All prior period operations have been revised to reflect these assets as discontinued operations.

     In the second quarter of 2003, the Company sold gathering, transmission and processing assets to two separate buyers for a combined sales price of approximately $90 million. These assets comprised a component of the Company for purposes of reporting discontinued operations. All prior period operations have been revised to reflect these assets as discontinued operations.

     The following table sets forth selected financial information associated with the assets discussed above which are accounted for as discontinued operations:

	Three
	Months Ended
	March 31,
	2004	2003
	(millions)
Revenues	$14	$139
Operating income	2	6
Gain on sale	3	—

Income from discontinued operations	$5	$6

     4. Derivative Instruments, Hedging Activities and Credit Risk

     Commodity cash flow hedges — The Company uses cash flow hedges, as specifically defined by SFAS 133, to reduce the potential negative impact that commodity price changes could have on the Company’s earnings and its ability to adequately plan for cash needed for debt service, capital expenditures and tax distributions. The Company’s primary corporate hedging goals include maintaining minimum cash flows to fund debt service, production replacement capital, maintenance projects and tax distributions; and retaining a high percentage of potential upside relating to price increases of NGLs.

     The Company uses natural gas, crude oil and NGLs swaps to hedge the impact of market fluctuations in the prices of NGLs, natural gas and other energy-related products. For the three months ended March 31, 2004 and 2003, the recognition in the Consolidated Statements of Operations of the cumulative changes in the fair value of these hedge instruments reduced revenues by $19 million and $40 million, respectively. For the three months ended March 31, 2004 and 2003, the gains or losses representing the ineffective portion of the Company’s’ cash flow hedges were not material. No derivative gains or losses were reclassified from AOCI to current period earnings as a result of the discontinuance of cash flow hedges related to any forecasted transactions that are not probable of occurring.

     Gains and losses on derivative contracts that are reclassified from AOCI to current period earnings are included in the line item in which the hedged item is recorded. As of March 31, 2004, $28 million of the deferred net losses on derivative instruments in AOCI are expected to be reclassified into earnings through the end of 2004 as the hedged transactions occur; however, due to the volatility of the commodities markets, the corresponding value in AOCI is subject to change prior to its reclassification into earnings. The remaining term over which the Company is currently hedging its exposure to the variability of future cash flows is through the end of 2004.

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

     For the three months ended March 31, 2004, the gains or losses representing the ineffective portion of the Company’s fair value hedges were not material. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. The Company did not have any firm commitments that no longer qualified as fair value hedge items and therefore, did not recognize an associated gain or loss.

     Interest rate fair value hedges — In October 2001, the Company entered into an interest rate swap to convert $250 million of fixed-rate debt securities that were issued in August 2000 to floating rate debt. The interest rate fair value hedge is at a floating rate based on a six-month London Interbank Offered Rate (“LIBOR”), which is re-priced semiannually through 2005. In August 2003, the Company entered into two additional interest rate swaps to convert $100 million of fixed-rate debt securities issued on August 16, 2000 to floating rate debt. These interest rate fair value hedges are also at a floating rate based on six-month LIBOR, which is re-priced semiannually through 2030. The swaps meet conditions which permit the assumption of no ineffectiveness, as defined by SFAS 133. As such, for the life of the swaps no ineffectiveness will be recognized. As of March 31, 2004, the fair value of the interest rate swaps was a $17 million asset, which is included in the Consolidated Balance Sheets as Unrealized gains or losses on mark-to-market and hedging transactions with an offset to the underlying debt included in Long term debt.

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

5. Asset Retirement Obligations

     The following table summarizes changes in the asset retirement obligation for the quarters ended March 31, 2004 and 2003, respectively.

	Three
	Months Ended
	March 31,
Reconciliation of Asset Retirement Obligation (millions)	2004	2003
Balance as of January 1	$45	$43
Accretion expense	1	1
Liabilities settled	(1)	—

Balance as of March 31	$45	$44

6. Goodwill and Other Intangibles

     The changes in the carrying amount of goodwill for the three months ended March 31, 2004 are as follows:

			Foreign
		Purchase	Currency
	Balance	Price	Exchange	Balance
	December 31, 2003	Adjustments	Adjustments	March 31, 2003
	(millions)
Natural gas gathering, processing, transportation, marketing and storage	$407	$—	$—	$407
NGL fractionation, transportation, marketing and trading	40	—	—	40

Total consolidated	$447	$—	$—	$447

     There were no impairments of goodwill for the quarter ended March 31, 2004.

     The gross carrying amount and accumulated amortization for commodity sales and purchases contracts are as follows:

	March 31,	December 31,
	2004	2003
	(millions)
Commodity sales and purchases contracts	$127	$127
Accumulated amortization	(50)	(47)

Commodity sales and purchases contracts, net	$77	$80

     During each of the quarters ended March 31, 2004 and 2003, the Company recorded amortization expense associated with commodity sales and purchases contracts of $3 million. The average remaining amortization period for these contracts is 6.8 years. Estimated amortization for these contracts for the next five years is as follows:

Estimated Amortization
(millions)
2004	$6
2005	8
2006	8
2007	8
2008	8
Thereafter	39

Total	$77

7. Financing

     Credit Facility with Financial Institutions — On March 26, 2004, the Company entered into a new credit facility (the “Facility”). The Facility replaces the credit facility that matured on March 26, 2004. The Facility is used to support the Company’s commercial paper program and for working capital and other general corporate purposes. The Facility matures on March 25, 2005; however, any outstanding borrowings under the Facility at maturity may, at the Company’s option, be converted to a one-year term loan. The Facility is a $250 million revolving credit facility, all of which can be used for letters of credit. The Facility requires the Company to maintain at all times a debt to total capitalization ratio of less than or equal to 53%; and maintain at the end of each fiscal quarter an interest coverage ratio (defined to be the ratio of adjusted EBITDA, as defined by the Facility, for the four most recent quarters to interest expense for the same period) of at least 2.5 to 1 (adjusted EBITDA, is defined by the Facility, to be earnings before interest, taxes and depreciation and amortization and other adjustments). The Facility bears interest at a rate equal to, at the Company’s option and based on the Company’s current debt rating, either (1) LIBOR plus 1.125% per year or (2) the higher of (a) the JP Morgan Chase Bank prime rate plus 0.125% per year and (b) the Federal Funds rate plus 0.625% per year. At March 31, 2004, there were no borrowings or letters of credit drawn against the Facility.

     On March 28, 2003, the Company also entered into a $100 million funded short-term loan with a bank (the “Short-Term Loan”). The Short-Term Loan was used for working capital and other general corporate purposes. The Short-Term Loan contained an original maturity of September 30, 2003, but was repaid by August 2003 with funds generated from asset sales and operations.

     On November 3, 2003, the Company executed a $32 million irrevocable standby letter of credit expiring on May 15, 2004 to be used to secure transaction exposure with a counterparty. As of March 31, 2004, this letter of credit was still in effect.

     Preferred Financing – Upon adoption of SFAS 150 on July 1, 2003, the Company reclassified its preferred members’ interest, which are mandatorily redeemable securities, of $200 million from mezzanine equity to long term debt. During 2003, subsequent to the reclassification, the Company redeemed the remaining $200 million. Beginning on July 1, 2003, accrued or paid distributions previously classified as dividends on the preferred members’ interest are prospectively classified as interest expense in the Consolidated Statements of Operations.

8. Commitments and Contingent Liabilities

     Litigation — The midstream industry has seen a number of class action lawsuits involving royalty disputes, mismeasurement and mispayment allegations. Although the industry has seen these types of cases before, they were typically brought by a single plaintiff or small group of plaintiffs. A number of these cases are now being brought as class actions. The Company and its subsidiaries are currently named as defendants in some of these cases. Management believes the Company and its subsidiaries have meritorious defenses to these cases, and therefore will continue to defend them vigorously. However, these class actions can be costly and time consuming to defend. Management believes that, based on currently known information, these proceedings will not have a material adverse effect on the consolidated results of operations, financial position or cash flows of the Company.

     General Insurance — The Company carries insurance coverage, with an affiliate of Duke Energy, that management believes is consistent with companies engaged in similar commercial operations with similar type properties. The Company’s insurance coverage includes (1) commercial general public liability insurance for liabilities arising to third parties for bodily injury and property damage resulting from our operations; (2) workers’ compensation liability coverage to required statutory limits; (3) automobile liability insurance for all owned, non-owned and hired vehicles covering liabilities to third parties for bodily injury and property damage, and (4) property insurance covering the replacement value of all real and personal property damage, excluding electric transmission and distribution lines, including damages arising from boiler and machinery breakdowns, earthquake, flood damage and business interruption/extra expense. All coverages are subject to certain deductibles, terms and conditions common for companies with similar types of operations.

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

     Environmental - The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, we must comply with United States and Canadian laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on the consolidated results of operations, financial position or cash flows of the Company.

     Severance Program — On October 30, 2003, the Company communicated a company-wide voluntary and involuntary severance program to its employees to reduce approximately 6% of the Company’s workforce. The plan was completed on December 8, 2003 and includes the reduction of 160 employees over the period of December 2003 to June 2004. The severance liability that was recorded in the fourth quarter of 2003 was $6 million at December 31, 2003. Approximately $4 million of the accrued severance payouts were paid in the first quarter of 2004. Included in General and administrative expense in the Consolidated Statement of Operations during the first quarter of 2004, the Company expensed an additional $1 million related to this severance program, and any remaining expense, which is not considered significant, will be recognized in the second quarter of 2004, the remaining future service period.

9. Business Segments

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

     The following table sets forth the Company’s segment information.

     Three months ended March 31, 2004 (millions):

	Natural Gas	NGLs (including
	(including trading	trading and	Intersegment
	and marketing net	marketing net	Eliminations	Other
	margin)	margin)	(a)	(c)	Total Company
Operating Revenues	$2,204	$578	$(380)	$—	$2,402
Gross Margin(b)	345	20	—	—	365
Other operating and administrative costs	92	2	—	41	135
Depreciation and amortization	67	4	—	4	75
Earnings from unconsolidated affiliates	17	—	—	—	17
Interest expense	—	—	—	40	40

Income from continuing operations before income taxes	$203	$14	$—	$(85)	$132

Capital Expenditures	$23	$—	$—	$2	$25

     Three months ended March 31, 2003 (millions):

	Natural Gas	NGLs (including
	(including trading	trading and	Intersegment
	and marketing net	marketing net	Eliminations	Other
	margin)	margin)	(a)	(c)	Total Company
Operating Revenues	$2,378	$501	$(312)	$—	$2,567
Gross Margin(b)	279	17	—	—	296
Other operating and administrative costs	103	2	—	38	143
Depreciation and amortization	68	3	—	4	75
Earnings from unconsolidated affiliates	13	(1)	—	—	12
Interest expense	—	—	—	42	42

Income from continuing operations before income taxes	$121	$11	$—	$(84)	$48

Capital Expenditures	$33	$—	$—	$1	$34

	As of
	March 31,	December 31,
	2004	2003
	(millions)
Total assets:
Natural Gas	$4,952	$5,074
NGLs	262	271
Corporate (c)	1,281	1,169

Total assets	$6,495	$6,514

(a)	Intersegment sales represent sales of NGLs from the Natural Gas Segment to the NGLs Segment at either index prices or weighted average prices of NGLs. Both measures of intersegment sales are effectively based on current economic market conditions.

(b)	Gross margin consists of total operating revenues less purchases of natural gas and petroleum products. Gross margin is viewed as a non-Generally Accepted Accounting Principles (“GAAP”) measure under the rules of the Securities and Exchange Commission (“SEC”), but is included as a supplemental disclosure because it is a primary performance measure used by management as it represents the results of product sales versus product purchases. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

(c)	Includes items such as unallocated working capital, intercompany accounts and intangible and other assets.

10. Guarantor’s Obligations Under Guarantees

     On January 1, 2004, the Company was the guarantor of $3 million of debt. The guaranteed debt was repaid in full in January of 2004. At March 31, 2004, the Company had no liability recorded for the guarantees of this debt.

     The Company periodically enters into agreements for the acquisition or divestiture of assets. These agreements contain indemnification provisions that may provide indemnity for environmental, tax, employment, outstanding litigation, breaches of representations, warranties and covenants, or other liabilities related to the assets being acquired or divested. Typically, claims may be made by third parties under these indemnification agreements for various periods of time depending on the nature of the claim. The effective periods on these indemnification provisions generally have terms of one to five years, although some are longer. The Company’s maximum potential exposure under these indemnification agreements can vary depending on the nature of the claim and the particular transaction. The Company is unable to estimate the total maximum potential amount of future payments under indemnification agreements due to several factors, including uncertainty as to whether claims will be made under these indemnities. At March 31, 2004, the Company had a liability of approximately $1 million recorded for these outstanding indemnification provisions.

11. Subsequent Events

     On March 10, 2004, the Company entered into an agreement to acquire gathering, processing and transmission assets in Southeast New Mexico from ConocoPhillips for approximately $74 million. The transaction closed during the second quarter of 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion details the material factors that affected our historical financial condition and results of operations during the three months ended March 31, 2004 and 2003. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report.

Overview

     We operate in the two principal business segments of the midstream natural gas industry:

•	Natural gas gathering, processing, transportation and storage, from which we generate revenues primarily by providing services such as compression, gathering, treating, processing, transportation of residue gas, storage and trading and marketing (the “Natural Gas Segment”). In the first three months of 2004, approximately 79% of our operating revenues prior to intersegment revenue elimination and approximately 95% of our gross margin were derived from this segment.

•	NGLs fractionation, transportation, marketing and trading, from which we generate revenues from transportation fees, market center fractionation and the marketing and trading of NGLs (the “NGLs Segment”). In the first three months of 2004, approximately 21% of our operating revenues prior to intersegment revenue elimination and approximately 5% of our gross margin were derived from this segment.

•	Intersegment activity is primarily related to the sale of NGLs from the Natural Gas Segment to the NGLs Segment at market based transfer prices.

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

Effects of Commodity Prices

     We are exposed to commodity prices as a result of being paid for certain services in the form of commodities rather than cash. For gathering services, we receive fees or commodities from the producers to bring the raw natural gas from the wellhead to the processing plant. For processing services, we either receive fees or commodities as payment for these services, based on the type of contractual agreement. Based on the Company’s current contract mix, the Company has a long NGL position and a short gas position, however, the short gas position is less significant than the long NGL position. Based upon our portfolio of supply contracts, without giving effect to hedging activities that would reduce the impact of commodity price decreases, a decrease of $0.01 per gallon in the price of NGLs and $0.10 per million Btus in the average price of natural gas would result in changes in annual pre-tax net income of approximately $(18) million and $1 million, respectively. In addition, a decrease of $1 per barrel in the average price of crude oil would result in a change to annual pre-tax net income of approximately $(5) million.

     During the first three months of 2004, approximately 80% of our gross margin is generated by commodity sensitive arrangements and approximately 20% of our gross margin (excluding hedging and including earnings of unconsolidated affiliates) is generated by fee-based arrangements. We actively manage our commodity exposure as discussed below.

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

     We generally expect NGL prices to follow changes in crude oil prices over the long term, which we believe will in large part be determined by the level of production from major crude oil exporting countries and the demand generated by growth in the world economy. However, the relationship or correlation between crude oil value and NGL prices declined significantly during 2001 and through the third quarter of 2002. Throughout the remainder of 2002, during 2003 and the first three months of 2004, this relationship reverted back toward historical trends.

     We believe that future natural gas prices will be influenced by supply deliverability, the severity of winter and summer weather and the level of United States economic growth. The price increases in crude oil, NGLs and natural gas experienced during 2000 and first half of 2001 spurred increased natural gas drilling activity. However, a decline in commodity prices in late 2001, continuing into 2002, negatively affected drilling activity. Drilling activity increased in 2003 due to higher commodity prices. The average number of active oil and gas rigs drilling in the United States increased to 1,157 during the first quarter of 2004 from 959 during the first quarter of 2003.

     To address the risks associated with volatile commodity prices, we employ a comprehensive commodity price risk management program. We closely monitor the risks associated with these commodity price changes on our future operations and, where appropriate, use various commodity instruments such as natural gas, crude oil and NGLs contracts to hedge a portion of the value of our assets and operations from such price risks. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” We do not realize the full impact of commodity price changes because some of our sales volumes were previously hedged at prices different than actual market prices. The recognition in the Consolidated Statements of Operations of the cumulative changes in the fair value of these hedge instruments reduced the results of operations by $19 million and $40 million in the first quarter of 2004 and 2003, respectively. See “Item 3. Quantitative and Qualitative Disclosure About Market Risk”.

     Effects of Our Raw Natural Gas Supply Arrangements

     Our results are affected by the types of arrangements we use to process raw natural gas. We obtain access to raw natural gas and provide our midstream natural gas services principally under three types of processing contracts:

x	Percentage-of-Proceeds Contracts — Under these contracts we receive as our fee a negotiated percentage of the residue natural gas and NGLs value derived from our gathering and processing activities, with the producer retaining the remainder of the value or product. These types of contracts permit us and the producers to share proportionately in commodity price changes. Under these contracts, we share in both the increases and decreases in natural gas prices and NGL prices.

x	Fee-Based Contracts — Under these contracts we receive a set fee for gathering, processing and/or treating raw natural gas. Our revenue stream from these contracts is correlated with our level of gathering and processing activity and is not directly dependent on commodity prices.

x	Keep-Whole and Wellhead Purchase Contracts – Under the terms of a wellhead purchase contract, we purchase raw natural gas from the producer at the wellhead or defined receipt point for processing and then market the resulting NGLs and residue gas at market prices. Under the terms of a keep-whole processing contract, we gather raw natural gas from the producer for processing and then we market the NGLs and return to the producer residue natural gas with a Btu content equivalent to the Btu content of the raw natural gas gathered. This arrangement keeps the producer whole to the thermal value of the raw natural gas we received. Under these types of contracts the Company is exposed to the “frac spread”. The frac spread is the difference between the value of the NGLs extracted from processing and the value of the Btu equivalent of the residue natural gas. We benefit in periods when NGL prices are higher relative to natural gas prices.

x	In addition to the above arrangements, we sell condensate, which is low grade crude oil that is produced in association with natural gas.

     In 2004 and 2003, we converted a portion of our keep-whole contracts to percentage-of-proceeds contracts and we amended a portion of our keep-whole contracts to add a minimum fee clause. This had the impact of reducing the Company’s exposure to natural gas prices and reducing the exposure to NGL prices.

     Our current mix of percentage-of-proceeds contracts (where we are exposed to decreases in natural gas prices) and keep-whole and wellhead purchase contracts (where we are exposed to increases in natural gas prices) helps to mitigate our exposure to changes in natural gas prices. Our exposure to decreases in NGL prices is partially offset by our hedging program. Our hedging program reduces the potential negative impact that commodity price changes could have on our earnings and improves our ability to adequately plan for cash needed for debt service and capital expenditures. The primary goals of our hedging program include maintaining minimum cash flows to fund debt service; production replacement and maintenance capital projects; and retaining a high percentage of potential upside relating to increases in prices of NGLs.

Accounting Adjustments

     Certain prior period amounts have been reclassified in the Consolidated Financial Statements to conform to the current period presentation. Included in the reclassified amounts are increases in both Sales of natural gas and petroleum products and in Purchases of natural gas and petroleum products in the amount of approximately $236 million for the quarter ended March 31, 2003. This reclassification resulted from intersegment trading activities being eliminated twice from the Consolidated Statements of Operations in the quarter ended March 31, 2003. Management has concluded that these reclassifications are not material to the fair presentation of the Company’s financial statements.

Results of Operations

	Three Months Ended March 31,
	2004	2003
	(millions)
Operating revenues:
Sales of natural gas and petroleum products	$2,332	$2,540
Transportation, storage and processing	68	61
Trading and marketing net margin	2	(34)

Total operating revenues	2,402	2,567
Purchases of natural gas and petroleum products	2,037	2,271

Gross margin (a)	365	296
Cost and expenses	210	218
Equity in earnings of unconsolidated affiliates	17	12

EBIT from continuing operations before Cumulative effect of accounting change (b)	172	90
Interest expense, net	40	42
Income tax expense	3	2
Income from discontinued operations	5	6
Cumulative effect of accounting change	—	(23)

Net income	$134	$29

(a)	Gross margin consists of total operating revenues less purchases of natural gas and petroleum products. Gross margin is a non-Generally Accepted Accounting Principles (“GAAP”) measure under the rules of the Securities and Exchange Commission (“SEC”), but is included as a supplemental disclosure because it is a primary performance measure used by management as it represents the results of product sales and purchases, a key component of our operations. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

(b)	EBIT consists of net income from continuing operations before cumulative effect of accounting change, net interest expense and income tax expense. EBIT is a non-GAAP measure under the rules of the SEC, but is included as a supplemental disclosure because it is a primary performance measure used by management as it represents the results of operations without regard to financing methods or capital structure. As an indicator of our operating performance, EBIT should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. Our EBIT may not be comparable to a similarly titled measure of another company because other entities may not calculate EBIT in the same manner.

Three months ended March 31, 2004 compared with three months ended March 31, 2003

     Operating Revenues – Total operating revenues decreased $165 million, or 6%, to $2,402 million in the first quarter of 2004 from $2,567 million in the same period of 2003. This decrease was primarily due to the following factors:

x	approximately $185 million was attributable to a $0.90 per MMBtu decrease in average natural gas prices; and

x	approximately $110 million was attributable to lower throughput related to reduced raw natural gas supply volume. Raw natural gas supply volume has decreased due to reservoir decline exceeding new supply from reduced drilling activity and increased plant downtime due to maintenance.

     The decrease in revenues was partially offset by the following factors:

x	approximately $50 million related to higher NGL sales volumes which is primarily the result of wholesale marketing increases, partially offset by lower NGL production due to throughput decline of raw natural gas supply volume;

x	$21 million was related to the recognition of cash flow hedge transactions which reduced revenues by $19 million in the first quarter of 2004 compared to a revenue reduction of $40 million in the first quarter of 2003;

x	approximately $15 million was attributable to a $0.01 per gallon increase in average NGL prices;

x	$7 million was attributable to higher transportation, storage and processing fees which was primarily due to increased fee revenue associated with growth of our Canadian operations and higher fees from other processing contracts; and

x	$36 million was attributable to higher trading and marketing net margins, of which $29 million was related to the Natural Gas Segment and $7 million was related to the NGLs Segment.

The trading and marketing net margin gain of $2 million for the first quarter of 2004 includes $5 million of income related to the NGLs Segment offset by a $3 million loss related to the Natural Gas Segment. The trading and marketing net margin loss of $34 million for the first quarter of 2003 includes a $2 million loss related to the NGLs Segment and a $32 million loss related to the Natural Gas Segment.

Trading and marketing net margin in the Natural Gas Segment experienced losses of approximately $10 million due to derivative trading activities in the first quarter of 2003. The remaining losses included in Trading and marketing net margin in the Natural Gas Segment are primarily attributable to losses on mark-to-market derivatives for which any related physical asset based gains are recognized on an accrual basis and not included in trading and marketing net margin.

     Purchases of Natural Gas and Petroleum Products – Purchases of natural gas and petroleum products decreased $234 million, or 10%, to $2,037 million in the first quarter of 2004 from $2,271 million in the same period of 2003. The decrease was due primarily to lower costs of raw natural gas and natural gas liquids supply of approximately $175 million, lower throughput of raw natural gas supply volume of approximately $50 million and $8 million related to a first quarter 2003 contract litigation settlement.

     Gross Margin — Gross margin increased $69 million, or 23% to $365 million in the first quarter of 2004 from $296 million in the same period of 2003. This increase was primarily due to the following factors:

x	approximately $35 million (net of hedging) was the result of commodity sensitive processing; arrangements, mainly due to higher average NGLs and crude oil prices and lower average natural gas prices;

x	approximately $21 million was the result of $36 million of improved net trading margin offset by approximately $15 million of lower results related to physical natural gas asset based activity;

x	approximately $15 million due to higher margins resulting from renegotiation of marginal supply contracts; and

x	$8 million related to expenses incurred in the first quarter of 2003 related to a contract litigation settlement.

     The increase in gross margin was partially offset by the following factors:

x	approximately $5 million relating to decreased throughput volume; and

x	approximately $5 million primarily relating to lower margins on NGL inventory sales.

     Gross margin associated with the Natural Gas Segment increased $66 million, or 24%, to $345 million in the first quarter of 2004 from $279 million in the same period of 2003, mainly as a result of the following factors:

x	approximately $35 million (net of hedging) was the result of commodity sensitive processing arrangements, mainly due to higher average NGLs and crude oil prices and lower average natural gas prices;

x	approximately $14 million was the result of $29 million of improved net trading margin offset by approximately $15 million of lower results related to physical natural gas asset based activity;

x	approximately $15 million due to higher margins resulting from renegotiation of marginal supply contracts; and

x	$8 million related to expenses incurred in the first quarter 2003 related to a contract litigation settlement.

     The increase in gross margin associated with the Natural Gas Segment was partially offset by approximately $5 million in decreased throughput volumes.

     Gross margin associated with the NGLs Segment increased $3 million, or 18% to $20 million in the first quarter 2004 from $17 million for the same period in 2003. This increase was comprised primarily of a $7 million increase in trading and marketing net margin offset by approximately $5 million primarily relating to lower margins on NGLinventory sales.

     NGL production during the first quarter 2004 decreased 11,000 barrels per day, or 3%, to 357,000 barrels per day from 368,000 barrels per day in the same period of 2003, and natural gas transported and/or processed during 2004 decreased 0.4 trillion Btus per day, or 5%, to 7.3 trillion Btus per day from 7.7 trillion Btus per day during the same period of 2003. The primary cause of the decrease in NGL production was due to reservoir decline exceeding new supply from drilling activity and increased plant downtime due to maintenance.

     Costs and Expenses — Operating and maintenance expenses decreased $11 million, or 10%, to $94 million in the first quarter of 2004 from $105 million in the same period of 2003. This decrease was primarily due to the following factors:

x	decreased facility maintenance and pipeline repair of approximately $5 million;

x	decreased labor and benefits of approximately $1 million; and

x	decreased expenses of approximately $5 million related to the consolidation of a previously unconsolidated affiliate as required by FASB Interpretation No. 46 (see Note 2 to the Consolidated Financial Statements). Certain operating costs paid by us to this affiliate are now eliminated through consolidation against the revenue of this affiliate.

     General and administrative expenses increased $3 million, or 8%, to $41 million in the first quarter of 2004, from $38 million in the same period of 2003. This increase was primarily due to higher incentive compensation.

     Depreciation and amortization expenses were $75 million in both the first quarter of 2004 and 2003.

     Interest Expense, net — Interest expense, net, decreased $2 million, or 5% to $40 million in the first quarter of 2004 from $42 million in the same period of 2003. This decrease was primarily the result of lower outstanding debt levels and higher cash investments in the first quarter of 2004 compared with the first quarter of 2003.

     Income Taxes — We are structured as a limited liability company, which is a pass-through entity for United States income tax purposes. Income tax expense increased $1 million to $3 million in the first quarter of 2004 from $2 million in the same period of 2003 due primarily to increased earnings associated with state and foreign tax-paying subsidiaries.

     Income from Discontinued Operations – Income from discontinued operations was $5 million in the first quarter 2004 and $6 million in the first quarter 2003. Income from discontinued operations includes gains on the sale of discontinued operations and the results of such operations in both periods presented (see Note 3 to the Consolidated Financial Statements).

     Cumulative Effect of Accounting Change — Cumulative effect of accounting change was a loss of $23 million in the first quarter of 2003. Of this amount, $18 million relates to the implementation of SFAS 143, and $5 million is due to the rescission of EITF 98-10 (see Note 2 to Consolidated Financial Statements).

Liquidity and Capital Resources

     As of March 31, 2004, we had $248 million in cash and cash equivalents compared to $43 million as of December 31, 2003. Included in cash and cash equivalents as of March 31, 2004 was approximately $74 million designated for the anticipated acquisition of gathering, processing and transmission assets in Southeast New Mexico; and approximately $25 million held by our Canadian subsidiaries for their operations. The remaining cash balance was primarily available for general corporate purposes. Current assets exceeded current liabilities by $116 million at March 31, 2004 and current liabilities exceeded current assets by $73 million at December 31, 2003. We rely upon cash flows from operations and borrowings to fund our liquidity and capital requirements. A material adverse change in operations or available financing may impact our ability to fund our current liquidity and capital resource requirements.

Operating Cash Flows

     During the first three months of 2004, cash provided by operating activities was $220 million, an increase of $144 million from $76 million in the first three months of 2003. This increase was due primarily to a $105 million increase in net income. Additional increases were the result of changes in working capital balances and unrealized mark-to-market and hedging activity. The increase in net income is due largely to the favorable effects of commodity prices, net of hedging, improved results from trading and marketing activities, and decreased operating expenses, partially offset by lower volumes.

     Cash distributions received from unconsolidated affiliates were $19 million in the first quarter of 2004 and $14 million in the first quarter of 2003. These distributions were in excess of earnings from unconsolidated affiliates by $2 million in each period.

     Volatility in crude oil, NGLs and natural gas prices and the structure of our commodity supply contracts have a direct impact on our generation and use of cash from operations due to its impact on net income as described in the Effects of Commodity Prices section above, along with the resulting changes in working capital.

Investing Cash Flows

     During the first three months of 2004, cash provided by investing activities was $44 million, an increase of $76 million from cash used in investing activities of $32 million in the first three months of 2003. The increase is partially related to proceeds of $62 million from the sale of discontinued operations. Our capital expenditures consist of expenditures for construction of additional gathering systems, processing plants, fractionators and other facilities and infrastructure in addition to well connections and upgrades to our existing facilities. For the first three months of 2004, we spent approximately $25 million on capital expenditures of continuing operations compared to $34 million in the first three months of 2003. The decrease is due to reduced well connections and plant upgrades in the first quarter of 2004, as compared to the first quarter of 2003.

     Our level of capital expenditures for acquisitions and construction and other investments depends on many factors, including industry conditions, the availability of attractive acquisition opportunities and construction projects, the level of commodity prices and competition. We expect to finance our capital expenditures with our cash on hand, cash flow from operations, asset sales, our credit facility or other available sources of financing. Our capital expenditures forecast for the year ending December 31, 2004 is approximately $220 million. Depending on cash flow results, redeployment of capital from divestitures and opportunities in the marketplace, 2004 acquisition and capital expenditures may vary from the forecast.

Financing Cash Flows

     Bank Financing and Commercial Paper

     On March 26, 2004, we entered into a credit facility (the “Facility”). The Facility replaces a credit facility that matured on March 26, 2004. The Facility is used to support our commercial paper program and for working capital and other general corporate purposes. The Facility matures on March 25, 2005; however; any outstanding borrowings under the Facility at maturity may, at our option, be converted to a one-year term loan. The Facility is a $250 million revolving credit facility, all of which can be used for letters of credit. The Facility requires us to maintain at all times a debt to total capitalization ratio of less than or equal to 53%; and maintain at the end of each fiscal quarter an interest coverage ratio (defined to be the ratio of adjusted EBITDA, as defined by the Facility, for the four most recent quarters to interest expense for the same period) of at least 2.5 to 1 (adjusted EBITDA is defined by the Facility to be earnings before interest, taxes and depreciation and amortization and other adjustments). The Facility bears interest at a rate equal to, at our option and based on our current debt rating, either (1) LIBOR plus 1.125% per year or (2) the higher of (a) the JP Morgan Chase Bank prime rate plus 0.125% per year and (b) the Federal Funds rate plus 0.625% per year. At March 31, 2004, there were no borrowings or letters of credit drawn against the Facility.

     On November 3, 2003, we executed a $32 million irrevocable standby letter of credit expiring on May 15, 2004 to be used to secure transaction exposure with a counterparty. As of March 31, 2004, this letter of credit was still in effect.

     At March 31, 2004, we had no outstanding commercial paper. In the future, our debt levels will vary depending on our liquidity needs, capital expenditures and cash flow.

     In April 2002, we filed a shelf registration statement increasing our ability to issue securities to $500 million. The shelf registration statement provides for the issuance of senior notes, subordinated notes and trust preferred securities.

     Based on current and anticipated levels of operations, we believe that our cash on hand and cash flow from operations, combined with borrowings available under the commercial paper program as supported by the Facility, will be sufficient to enable us to meet our current and anticipated cash operating requirements and working capital needs for the next year. Actual capital requirements, however, may change, particularly as a result of any acquisitions or distributions that we may make. Our ability to meet current and anticipated operating requirements will depend on our future performance.

     Distributions

     We are required to make quarterly distributions to Duke Energy and ConocoPhillips based on allocated taxable income. Our Limited Liability Company Agreement provides for taxable income to be allocated in accordance with the Internal Revenue Code Section 704(c). This Code section takes into account the variation between the adjusted tax basis and the fair market value of assets contributed to the joint venture. The required distribution is based on the highest taxable income allocated to either member, with the other member receiving a proportionate amount to maintain the ownership capital accounts at 69.7% for Duke Energy and 30.3% for ConocoPhillips. As of March 31, 2004, distributions payable of $11 million were included in Other current liabilities in the Consolidated Balance Sheets. This amount was based on estimated annual taxable income allocated to the members according to their respective ownership percentages and was paid in April 2004.

     In 2003, our board of directors approved a plan to consider the payment of a quarterly dividend to our members. Our board of directors may consider net income, cash flow or any other criteria deemed appropriate for determining the amount of the quarterly dividend to be paid. Our LLC Agreement restricts making distributions, which would include these dividends, except with the approval of both members. During the quarter ended March 31, 2004, with the approval of both members, we paid a dividend of $50 million to the members allocated in accordance with their respective ownership percentages.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

     As part of our normal business, we are a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included in the Consolidated Balance Sheets. The possibility of us having to honor our contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. We record reserves if events occur that require that one be established.

     At January 1, 2004, we were the guarantor of approximately $3 million of debt. Assets were pledged as collateral for the debt. This debt was repaid in January 2004.

     At March 31, 2004, we have various indemnification agreements outstanding contained in asset purchase and sale agreements. These indemnification agreements generally relate to the change in environmental and tax laws or settlement of outstanding litigation. These indemnification agreements generally have terms of one to five years, although some are longer. We cannot estimate the maximum potential amount of future payments under these indemnification agreements due to the uncertainties related to changes in laws and regulation with regard to taxes, safety and protection of the environment or the settlement of outstanding litigation, which are outside our control. At March 31, 2004, we had a liability of $1 million recorded for these outstanding indemnification provisions.

     For an in-depth discussion of our contractual obligations and commercial commitments, see “Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K for December 31, 2003.

New Accounting Standards

     In May 2003, the FASB issued SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments that could previously be accounted for as equity, be classified as liabilities in the consolidated balance sheets and initially recorded at fair value. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS 150 also requires disclosures about the nature and terms of the financial instruments and about alternative ways of settling the instruments. The provisions of SFAS 150 are effective for all financial instruments entered into or modified after May 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Upon adoption on July 1, 2003, we reclassified preferred members’ interest, which are mandatorily redeemable, of $200 million from mezzanine equity to long term debt and prospectively classified accrued or paid distributions on these securities, which had previously been classified as dividends, as interest expense. During 2003, we redeemed the remaining $200 million of these securities in cash.

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

     The provisions of FIN 46 are immediately applicable to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003 and the provisions of FIN 46R are required to be applied to such entities by the end of the first reporting period ending after March 15, 2004 (March 31, 2004 for us). For variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, FIN 46 or FIN 46R is required to be applied to special-purpose entities by the end of the first reporting period ending after December 15, 2003 (December 31, 2003 for calendar-year entities) and is required to be applied to all other non-

special purpose entities by the end of the first reporting period ending after March 15, 2004 (March 31, 2004 for calendar-year entities). FIN 46 and FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 and FIN 46R also require certain disclosures of an entity’s relationship with variable interest entities.

     We did not identify any material variable interest entities created, or interests in variable entities obtained, after January 31, 2003 which require consolidation or disclosure under FIN 46. We consolidated one entity, previously accounted for under the equity method of accounting, on January 1, 2004 under the provisions of FIN 46R. This entity, which is a substantive entity, had total assets of approximately $92 million as of January 1, 2004. Adoption of FIN 46R had no material effect on our consolidated results of operations, cash flows or financial position.

     In July 2003, the EITF reached consensus in EITF Issue No. 03-11 (“EITF 03-11”), “Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes,” that determining whether realized gains and losses on derivative contracts not held for trading purposes should be reported on a net or gross basis is a matter of judgment that depends on the relevant facts and circumstances. In analyzing the facts and circumstances, EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” and Opinion No. 29, “Accounting for Nonmonetary Transactions,” should be considered. EITF 03-11 is effective for transactions or arrangements entered into after September 30, 2003. The adoption of EITF 03-11 had no material effect on the Company’s consolidated results of operations, cash flows or financial position.

     In May 2003, the EITF reached consensus in EITF Issue No. 01-08 (“EITF 01-08”), “Determining Whether an Arrangement Contains a Lease,” to clarify the requirements of identifying whether an arrangement should be accounted for as a lease at its inception. The guidance in the consensus is designed to mandate reporting revenue as rental or leasing income that otherwise would be reported as part of product sales or service revenue. EITF 01-08 requires both parties to an arrangement to determine whether a service contract or similar arrangement is or includes a lease within the scope of SFAS No. 13, “Accounting for Leases.” The consensus is to be applied prospectively to arrangements agreed to, modified, or acquired in business combinations in fiscal periods beginning on July 1, 2003. The adoption of EITF 01-08 had no material effect on the our consolidated results of operations, cash flows or financial position.

     Cumulative Effect of Accounting Change — We adopted the provisions of EITF 02-03 that required new non-derivative energy trading contracts entered into after October 25, 2002 to be accounted for under the accrual accounting basis. Non-derivative energy trading contracts recorded in the Consolidated Balance Sheet as of January 1, 2003 that existed at October 25, 2002 and inventories that were recorded at fair values were adjusted to historical cost via a cumulative effect adjustment of $5 million as a reduction to earnings in the first quarter of 2003.

     We adopted the provisions of SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” as of January 1, 2003 which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In accordance with the transition provisions of SFAS 143, we recorded a cumulative effect adjustment of $18 million as a reduction to earnings in the first quarter of 2003.

Acquisitions and Dispositions

     In February 2004, we entered into a purchase and sale agreement to sell gas gathering and processing plant assets in West Texas to a third party purchaser for a sales price of approximately $62 million. The transaction closed in the first quarter of 2004 with no significant book gain or loss.

Subsequent Events

     On March 10, 2004, we entered into an agreement to acquire gathering, processing and transmission assets in Southeast New Mexico from ConocoPhillips for approximately $74 million. The transaction closed during the second quarter of 2004.

Item 3. Quantitative and Qualitative Disclosure about Market Risks

Risk and Accounting Policies

     We are exposed to market risks associated with commodity prices, counterparty credit, interest rates, and, to a limited extent, foreign currency exchange rates. Management has established comprehensive risk management policies to monitor and manage these market risks. Duke Energy Field Services’ Risk Management Committee (“Risk Management Committee”) is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels. The Risk Management Committee is composed of senior executives who receive regular briefings on the Company’s positions and exposures as well as periodic updates from and consultations with the Duke Energy Chief Risk Officer (CRO) and other expert resources at Duke Energy regarding market risk positions and exposures, credit exposures and overall risk management in the context of market activities. The Risk Management Committee is responsible for the overall management of credit risk and commodity price risk, including monitoring exposure limits.

Commodity Price Risk

     We are exposed to the impact of market fluctuations primarily in the price of NGLs that we own as a result of our processing activities. We employ established policies and procedures to manage our risks associated with these market fluctuations using various commodity derivatives, including forward contracts, swaps, futures and options. (See Notes 2 and 4 to the Consolidated Financial Statements.)

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

     DVaR computations are based on a historical simulation, which uses price movements over an 11 day period to simulate forward price curves in the energy markets to estimate the potential favorable or unfavorable impact of one day’s price movement on the existing portfolio. The historical simulation emphasizes the most recent market activity, which is considered the most relevant predictor of immediate future market movements for crude oil, NGLs, natural gas and other energy-related products. DVaR computations use several key assumptions, including a 95% confidence level for the resultant price movement and the holding period specified for the calculation. Our DVaR amounts for commodity derivative instruments held for trading and marketing purposes are shown in the following table:

Daily Value at Risk (millions)

	Estimated Average	Estimated Average	High One-Day	Low One-Day
	One-Day Impact	One-Day Impact	Impact on EBIT	Impact on EBIT
	on EBIT for the	on EBIT for the	for the three	for the three
	three months ended	three months ended	months ended	months ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2004
Calculated DVaR	$1	$2	$3	—

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

     Our exposure to commodity price risk is influenced by a number of factors, including contract size, length of contract, market liquidity, location and unique or specific contract terms. Effective January 1, 2003, in connection with the implementation of EITF 02-03, the Company designates each commodity derivative as either trading or non-trading. Certain non-trading derivatives are further designated as either a hedge of a forecasted transaction or future cash flow (cash flow hedge), a hedge of a recognized asset, liability or firm commitment (fair value hedge), or a normal purchase or sale contract, while certain non-trading derivatives, which are related to our asset based marketing, are non-trading mark-to-market derivatives. For each of the Company’s derivatives, the accounting method and presentation of gains and losses or revenue and expense in the Consolidated Statements of Operations are as follows:

Classification of Contract	Accounting Method	Presentation of Gains & Losses or Revenue & Expense
Trading Derivatives	Mark-to-market[a]	Net basis in Trading and marketing net margin

Non-Trading Derivatives:

Cash Flow Hedge	Hedge method[b]	Gross basis in the same income statement category as the related hedged item

Fair Value Hedge	Hedge method[b]	Gross basis in the same income statement category as the related hedged item

Normal Purchase or Normal Sale	Accrual method[c]	Gross basis upon settlement in the corresponding income statement category based on commodity type

Non-Trading Mark-to-Market	Mark-to-market[a]	Net basis in Trading and marketing net margin

[a]	Mark-to-market- An accounting method whereby the change in the fair value of the asset or liability is recognized in the Consolidated Statements of Operations in Trading and marketing net margin during the current period.

[b]	Hedge method- An accounting method whereby the effective portion of the change in the fair value of the asset or liability is recorded in Accumulated Other Comprehensive Income in the Consolidated Balance Sheets and there is no recognition in the Consolidated Statements of Operations for the effective portion until the hedged transaction occurs.

[c]	Accrual method- An accounting method whereby there is no recognition in the Consolidated Statements of Operations for changes in fair value of a contract until the service is provided or the associated delivery of product occurs.

     The fair value of our mark-to-market contracts is expected to be realized in future periods, as detailed in the following table. The amount of cash ultimately realized for these contracts will differ from the amounts shown in the following table due to factors such as market volatility, counterparty default and other unforeseen events that could impact the amount and/or realization of these values.

     When available, quoted market prices are used to record a contract’s fair value. However, market values for energy trading contracts may not be readily determinable because the duration of the contracts could exceed the liquid activity in a particular market. If no active trading market exists for a commodity or for a contract’s duration, holders of these contracts must calculate fair value using internally developed valuation techniques or models. Key components used in these valuation techniques include price curves, volatility, correlation, interest rates, and tenor. Of these components, volatility and correlation are the most subjective. Internally developed valuation techniques include the use of interpolation, extrapolation, and fundamental analysis in the calculation of a contract’s fair value. All risk components for new and existing transactions are valued using the same valuation technique and market data and discounted using a LIBOR based interest rate. Valuation adjustments for performance, market risk and administration costs are used to adjust the fair value of the contract to the gain or loss ultimately recognized in the Consolidated Statements of Operations.

     The following table shows the fair value of our mark-to-market portfolio as of March 31, 2004:

	Fair Value of Mark-to-Market Contracts as of March 31, 2004 (millions)
	Maturity in	Maturity in	Maturity in	Maturity in 2007	Total Fair
Sources of Fair Value	2004	2005	2006	and Thereafter	Value
Trading:
Prices supported by quoted market prices and other external sources	$5	$3	$(1)	$—	$7
Prices based on models and other valuation methods	2	—	—	(2)	—

Total Trading	7	3	(1)	(2)	7

Non-Trading:
Prices supported by quoted market prices and other external sources	(6)	—	—	—	(6)
Prices based on models and other valuation methods	—	—	—	—	—

Total Non-Trading	(6)	—	—	—	(6)

Total Mark-to-Market	$1	$3	$(1)	$(2)	$1

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

     Our primary use of commodity derivatives is to hedge the output and production of assets we physically own. Current remaining contract terms are through the end of 2004; however, our risk management guidelines allow for contract terms up to three years. Since these contracts are designated and qualify as effective hedge positions of future cash flows, or fair values of assets, liabilities or firm commitments, to the extent that the hedge relationships are effective, their market value change impacts are not recognized in current earnings. The unrealized gains or losses on these contracts are deferred in Accumulated Other Comprehensive Income (“AOCI”) for cash flow hedges or included in Other Current or Noncurrent Assets or Liabilities on the Consolidated Balance Sheets for fair value hedges of firm commitments. Amounts in AOCI are realized in earnings concurrently with the transaction being hedged. However, in instances where the hedging contract no longer qualifies for hedge accounting, amounts included in AOCI through the date of de-designation remain in AOCI until the underlying transaction actually occurs. The derivative contract (if continued as an open position) will be marked to market currently through earnings. Several factors influence the effectiveness of a hedge contract, including counterparty credit risk and using contracts with different commodities or unmatched terms. Hedge effectiveness is monitored regularly and measured each month.

     We utilize derivative instruments not only to hedge commodity exposures, but also to hedge interest rate exposures (as discussed in the Interest Rate Risk section on page 29). As mentioned previously, the effective portion of the gains and losses for any of our hedging contracts are not recognized in earnings until the contracts mature at their future market price. Therefore, assumptions and valuation techniques for these contracts have no impact on reported earnings prior to contract maturity for the effective portion of these hedges.

     The fair value of our qualifying hedge positions at a point in time is not necessarily indicative of the results realized when such contracts mature. The following table contains the fair value of our hedging contracts, including both commodity hedges and interest rate hedges, as of March 31, 2004:

	Fair Value of Hedging Contracts as of March 31, 2004 (millions)
				Maturity in
	Maturity in	Maturity in	Maturity in	2007 and
Sources of Fair Value	2004	2005	2006	Thereafter	Total Fair Value
Prices supported by quoted market prices and other external sources	$(24)	$9	$3	$(1)	$(13)
Prices based on models or other valuation techniques	—	—	—	—	—

Total	$(24)	$9	$3	$(1)	$(13)

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

     As of March 31, 2004, we held cash or letters of credit of $45 million to secure future performance by counterparties, and had deposited with counterparties $40 million of such collateral to secure our obligations to provide future services or to perform under financial contracts. Collateral amounts held or posted may be fixed or may vary depending on the value of the underlying contracts and could cover normal purchases and sales, trading and hedging contracts. In many cases, we and our counterparties’ publicly disclosed credit ratings impact the amounts of collateral requirements.

Interest Rate Risk

     We enter into debt arrangements that are exposed to market risks related to changes in interest rates. We periodically utilize interest rate lock agreements and interest rate swaps to hedge interest rate risk associated with debt. Our primary goals include (1) maintaining an appropriate ratio of fixed-rate debt to total debt for our debt rating; (2) reducing volatility of earnings resulting from interest rate fluctuations; and (3) locking in attractive interest rates based on historical averages. As of March 31, 2004, the fair value of our interest rate swaps was an asset of $17 million.

     As of March 31, 2004, we had no outstanding commercial paper. As a result of our debt and interest rate swaps, we are exposed to market risks related to changes in interest rates. In the future, we intend to manage our interest rate exposure using a mix of fixed and floating interest rate debt. An increase of 0.5% in interest rates would result in an increase in annual interest expense of approximately $2 million.

Foreign Currency Risk

     Our primary foreign currency exchange rate exposure at March 31, 2004 was the Canadian dollar. Foreign currency risk associated with this exposure was not significant.

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

     As disclosed in our 2003 Annual Report on Form 10-K, our independent auditor, Deloitte & Touche LLP (Deloitte), noted certain matters involving our internal controls that it considered to be a reportable condition under the standards established by the American Institute of Certified Public Accountants. The reportable condition was not considered by Deloitte to be a material weakness under the applicable auditing standards and had no material affect on our financial statements. During the first quarter of 2004, management established additional preventative and detective controls, conducted company-wide training to our employees and implemented procedures and controls to address the identified deficiencies.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     For information concerning litigation and other contingencies, see Part I. Item 1, Note 6 to the Consolidated Financial Statements, “Commitments and Contingent Liabilities,” of this report and Item 3, “Legal Proceedings,” included in our Form 10-K for December 31, 2003, which are incorporated herein by reference.

     Management believes that the resolution of the matters referred to above will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.1	364-Day Credit Facility among Duke Energy Field Services, LLC, Duke Energy Field Services Corporation, JP Morgan Chase Bank, as Agent and the Lenders named therein, dated March 26, 2004.

	10.2	Asset Purchase and Sale Agreement dated as of March 10, 2004, between ConocoPhillips Company and Duke Energy Field Services, LP.

	31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2004	DUKE ENERGY FIELD SERVICES, LLC
/s/ Rose M. Robeson
Rose M. Robeson
Vice President and Chief Financial Officer (On Behalf of the Registrant and as Principal Financial and Accounting Officer)

Index to Exhibits

(a)	Exhibits

	10.1	364-Day Credit Facility among Duke Energy Field Services, LLC, Duke Energy Field Services Corporation, JP Morgan Chase Bank, as Agent and the Lenders named therein, dated March 26, 2004.

	10.2	Asset Purchase and Sale Agreement dated as of March 10, 2004, between ConocoPhillips Company and Duke Energy Field Services, LP.

	31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.